Form 10-Q
period 2006-04-30
GLOBAL SERVICES PARTNERS ACQUISITION CORP.
filed 2006-06-14
CIK 1336262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission File Number: 000-51869

Global Services Partners Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	20-3290391 (I.R.S. Employer Identification No.)

3130 Fairview Park Drive, Suite 500, Falls Church, VA 22042
(Address of Principal Executive Office)  (Zip Code)

(703) 373-3143
(Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

As of June 13, 2006 920,100 shares of common stock, par value $.0001 per share, and 5,980,000 shares of Class B common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
GLOBAL SERVICES PARTNERS ACQUISITION CORP.
(a corporation in the development stage)
Condensed Balance Sheet
April 30, 2006
(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$1,759,401
Investments held in Trust Fund (Note 1)	30,214,933
Prepaid expenses	5,500
Total assets	$31,979,834
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable to initial securityholders (Note 5 and 8)	$52,500
Accrued registration costs	135,629
Accrued expenses	12,556
Total current liabilities	200,685
Common stock, Class B subject to possible conversion, (Note 1)
(1,195,402 shares at conversion value)	6,039,965
Commitments (Note 4)
Stockholders' Equity (Note 2, 6 and 7):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—
Common stock, par value $.0001 per share, 24,000,000 shares authorized, 920,100 issued and outstanding	92
Common stock, Class B, par value $.0001 per share, 7,000,000 shares authorized, 4,784,598 shares issued and outstanding (which excludes 1,195,402 shares subject to possible conversion)	478
Additional paid-in-capital	25,742,751
Deficit accumulated in the development stage	(4,137)

Total stockholders' equity	25,739,184

Total liabilities and stockholders' equity	$31,979,834

See Notes to Unaudited Condensed Financial Statements.

GLOBAL SERVICES PARTNERS ACQUISITION CORP.
(a corporation in the development stage)
Condensed Statements of Operations

(Unaudited)

	Three months ended April 30, 2006	Period from inception (August 10, 2005) to April 30, 2006
Revenue	$—	$—
Operating expenses:
General and administrative expenses	6,060	20,070
Loss from operations	(6,060)	(20,070)
Interest income	15,933	15,933
Income (loss) before provision for income taxes	9,873	(4,137)
Provision for income taxes	—	—
Net income (loss)	$9,873	$(4,137)
Accretion relating to Class B common stock subject to possible conversion	(3,185)	(3,185)
Net income (loss) attributable to other Class B stockholders and common stockholders	$6,688	$(7,322)
Weighted average number of shares outstanding, basic and diluted	465,269	156,918
Net income (loss) per share, basic and diluted	$0.01	$(0.05)

See Notes to Unaudited Condensed Financial Statements.

GLOBAL SERVICES PARTNERS ACQUISITION CORP.
(a corporation in the development stage)
Condensed Statement of Stockholder’s Equity
For the period from inception (August 10, 2005) to April 30, 2006

	Common Stock		Common Stock, Class B		Additional Paid-In	Deficit accumulated in the development
	Shares	Amount	Shares	Amount	Capital	stage	Total
Balance, August 10, 2005 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock for cash	100	—	—	—	500	—	500
Value of 3,075,000 Warrants at $0.05 Per Warrant	—	—	—	—	153,750	—	153,750
Sale of 460,000 Series A Units and 2,990,000 Series B Units through public offering net of underwriter’s discount and offering expenses and net of proceeds of $6,036,780 allocable to 1,195,402 shares of common stock, Class B subject to possible conversion	920,000	92	4,784,598	478	25,591,586		25,592,156
Proceeds from sale of underwriters’ purchase option	—	—	—	—	100	—	100
Accretion relating to Class B common stock subject to possible conversion (Unaudited)	—	—	—	—	(3,185)	—	(3,185)
Net loss for the period (Unaudited)	—	—	—	—	—	(4,137)	(4,137)
Balance, April 30, 2006 (Unaudited)	920,100	$92	4,784,598	$478	$25,742,751	$(4,137)	$25,739,184

See Notes to Unaudited Condensed Financial Statements.

GLOBAL SERVICES PARTNERS ACQUISITION CORP.
(a corporation in the development stage)
Condensed Statement of Cash Flows
For the period from inception (August 10, 2005) to April 30, 2006

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,137)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(5,500)
Interest receivable on investments held in Trust Fund	(15,933)
Increase in accrued expenses	12,556
Net cash used in operating activities	(13,014)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash contributed to Trust Fund	(30,199,000)
Net cash used in investing activities	(30,199,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	500
Proceeds from issuance of warrants	153,750
Proceeds from notes payable to initial securityholders	52,500
Proceeds from sale of underwriters’ purchase option	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion to cash	6,036,780
Net proceeds from sale of units through public offering allocable to stockholders' equity	25,727,785
Net cash provided by financing activities	31,971,415
Net increase in cash and cash equivalents	1,759,401
Cash and cash equivalents
Beginning of period	—
End of period	$1,759,401
Supplemental disclosure of non-cash financing activities:
Accrued registration costs	$135,629
Fair value of underwriters' purchase option included in offering costs	$360,000
Accretion relating to Class B common stock subject to possible conversion	$3,185

See Notes to Unaudited Condensed Financial Statements.

GLOBAL SERVICES PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Global Services Partners Acquisition Corp. (the "Company") was incorporated in Delaware on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business in the security industry (a “Target Business”). All activity from inception (August 10, 2005) through the consummation of the Company’s initial public offering (“Offering”) on April 25, 2006 was related to the Company’s formation and capital raising activities. Following the consummation of the Company’s Offering on April 25, 2006 through April 30, 2006, the Company’s activity has been limited to investigating and identifying potential Target Businesses. The Company has selected July 31st as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

The registration statement for the Company's initial public offering ("Offering") was declared effective on April 18, 2006. The Company consummated the Offering on April 25, 2006 for net proceeds of approximately $31.6 million. The Company's management has broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a "Business Combination"). An amount of $30,214,933 (which includes accrued interest of $15,933 as of April 30, 2006) is being held in an interest-bearing trust account (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months, or consummated in 24 months, subsequent to the Offering (the "Target Business Acquisition Period"). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

Both the Company's common stock and Class B common stock have one vote per share. However, the Class B common stockholders may, and the common stockholders may not, vote in connection with a Business Combination. Further, should a Business Combination not be consummated during the Target Business Acquisition Period, the Trust Fund would be distributed pro-rata to all of the Class B common stockholders and their Class B common shares would be cancelled and returned to the status of authorized but unissued shares. Common stockholders will receive none of the proceeds from the Trust Fund should a Business Combination not be consummated.

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B common stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the "Conversion Right"). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.05 per share based on the value of the Trust Fund as of April 30, 2006. As a result of the Conversion Right, $6,039,965 (including accretion of $3,185 through April 30, 2006) has been classified in Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of April 30, 2006. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

GLOBAL SERVICES PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - OFFERING

In the Offering, effective April 18, 2006 (closed on April 25, 2006), the Company sold to the public an aggregate of 460,000 Series A Units (the “Series A Units” or a “Series A Unit”) and 2,990,000 Series B Units (the “Series B Units” or a “Series B Unit”) at a price of $8.50 and $10.10 per unit, respectively inclusive of an over-allotment option issued to the underwriters to purchase additional Series A Units and Series B Units, which was exercised in full. Proceeds from the Offering, totaled approximately $31.6 million, which was net of approximately $2.5 million in underwriting and other expenses incurred through April 25, 2006. Each Series A Unit consists of two shares of the Company's common stock, and ten Class Z Warrants (each a "Class Z Warrant"). Each Series B Unit consists of two shares of the Company's Class B common stock, and two Class W Warrants (each a “Class W Warrant”).

Each Class W Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) April 18, 2007 and (b) the completion of a Business Combination. The Class W Warrants will expire on April 17, 2011 or earlier upon redemption. Each Class Z Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) April 18, 2007 and (b) the completion of a Business Combination. The Class Z Warrants will expire on April 17, 2013 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC ("HCFP"), the representative of the underwriters of the Offering, in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company's common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and a Class Z Warrant, respectively, for any 20 trading days within any 30 trading day period ending three business days before the Company sent the notice of redemption.

The Company has also sold to certain of the underwriters for an aggregate of $100, an option (the “Underwriter’s Purchase Option” or “UPO”) to purchase up to a total of 20,000 additional Series A Units and/or 130,000 additional Series B Units (see Note 7).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS - The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (August 10, 2005) to April 25, 2006 included in the Company’s Form 8-K filed on April 25, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the period ended April 30, 2006 are not necessarily indicative of the results to be expected for any other interim period of any future year.

CASH AND CASH EQUIVALENTS - Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

INCOME TAXES - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based in enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

INVESTMENTS HELD IN TRUST - The Company’s restricted investment held in the Trust Fund at April 30, 2006 is comprised of Commonwealth of Virginia securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia and therefore no provision for income taxes is required for the periods ended April 30, 2006.

GLOBAL SERVICES PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NET INCOME (LOSS) PER SHARE - Net income (loss) per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and UPO is antidilutive, they have been excluded from the Company's computation of diluted net income per share. Therefore, basic and diluted income per share were the same for the three months ended April 30, 2006 and for the period from inception (August 10, 2005) to April 30, 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at April 30, 2006.

USE OF ESTIMATES - The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS - The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

NOTE 4 - COMMITMENTS

Administrative Services

Commencing on April 18, 2006, the effective date of the offering, the Company is obligated to pay an affiliate of the Company’s chief executive officer, $7,500 per month for office, secretarial and administrative services. An amount of $3,000 for such services from April 18, 2006 to April 30, 2006 is included in general and administrative expenses on the accompanying condensed statements of operations for the three months ended April 30, 2006 and for the period from inception (August 10, 2005) to April 30, 2006.

Financial Advisory Services

HCFP has been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay HCFP a cash transaction fee of $900,000.

Solicitation Services

The Company has engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company will pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after April 18, 2007 if the exercise is solicited by HCFP.

NOTE 5 - NOTES PAYABLE

In August 2005, the Company’s initial securityholders advanced the Company $52,500 in the form of non-interest bearing notes. Such notes are payable from the proceeds of the Offering (Note 8).

GLOBAL SERVICES PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 24,000,000 shares of common stock and 7,000,000 shares of Class B common stock (Note 2). As of April 30, 2006, there are 920,100 shares of the Company’s common stock issued and outstanding and 5,980,000 shares of the Company’s Class B stock issued and outstanding, including 1,195,402 Class B common shares subject to possible conversion to cash.

As of April 30, 2006, there are 2,864,900 and 1,020,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

The Company currently has no commitments to issue any shares of common stock other than as described herein; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of common stock are issued, dilution to the interests of the Company’s stockholders who participated in the Offering will occur.

The par value for the Company’s stock was $0.01 from inception up to April 17, 2006 when it was changed to $0.0001.

NOTE 7 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August 2005, the Company issued Class W Warrants to purchase 1,537,500 shares of the Company’s common stock, and Class Z Warrants to purchase 1,537,500 shares of the Company’s common stock, for an aggregate purchase price of $153,750, or $0.05 per warrant.

Each Class W Warrant is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) April 18, 2007 and ending April 17, 2011. As of April 30, 2006 there were 7,517,500 Class W Warrants outstanding.

Each Class Z Warrant is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in certain circumstances, for a period commencing on the later of: (a) completion of the Business Combination and (b) April 18, 2007 and ending April 17, 2013. As of April 30, 2006 there were 6,137,500 Class Z Warrants outstanding.

The Class W Warrants and Class Z Warrants issued may be exercised with cash on or prior to their respective expiration dates. However, the Class W Warrants and Class Z Warrants issued will not be exercisable unless at the time of exercise the Company has a current prospectus relating to the Company’s common stock issuable upon exercise of the warrants and the common stock has been registered, qualified or deemed to be exempt under the applicable securities laws. In accordance with the terms of the Company’s warrant agreement, the Company has agreed to meet these conditions and to maintain a current prospectus relating to common stock issuable upon exercise of the Class W Warrants and Class Z Warrants issued until the expiration of such warrants. However, there can be no assurance that the Company will be able to do so. The holders of Class W Warrants and Class Z Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock.

GLOBAL SERVICES PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

The Class W Warrants and Class Z Warrants held by the initial securityholders are also subject to a registration rights agreement. On January 31, 2006, the Company and the initial securityholders entered into a registration rights agreement and on February 2, 2006 a letter agreement which revised the terms of the Company’s obligations under the warrant and registration right agreement to clarify that the Company will only deliver unregistered common shares upon exercise of the warrants held by the initial securityholders. Although the Company’s initial securityholders may make a written demand that the Company file a registration statement, the Company is only required to use its best efforts to cause the registration statement to be declared effective and, once effective, only to use its best efforts to maintain its effectiveness. Accordingly, the Company’s obligation is merely to use its best efforts in connection with the registration rights agreement and upon exercise of the warrants, the Company can satisfy its obligation by delivering unregistered shares of common stock.

Prior to entering into the registration rights agreement and the letter agreement with the initial securityholders, the Company accounted for the Class W Warrants and Class Z Warrants issued to such securityholders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $153,750 as non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering the registration rights agreement, the warrants are no longer accounted for as liabilities and were classified in stockholders’ equity. No income (loss) was recorded related to recording the derivative to market value as there is no change in the fair value of such securities. The Company determined the fair value of Class W Warrants and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $153,750, or $0.05 per Warrant. On January 31, 2006, the date of reclassification of the Warrants from liability to equity, the Company estimated that the fair value of the Class W Warrants and Class Z Warrants was still $0.05 per Warrant.

The Class W Warrants and Class Z Warrants outstanding prior to the Offering, all of which are held by the Company’s initial securityholders or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such securityholders or their affiliates. Except as set forth in the preceding sentence, the Company may redeem the Class W Warrants and/or Class Z Warrants with the prior consent of HCFP, the representative of the underwriters in the Offering, in whole or in part, at a price of $0.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

Underwriter Purchase Option

In connection with the Offering, the Company has issued to certain of the underwriters an option (the “UPO”) for an aggregate of $100 to purchase up to 20,000 Series A Units at an exercise price of $14.025 per unit and/or up to 130,000 Series B Units at an exercise price of $16.665 per unit on the later of (a) completion of a Business Combination and (b) April 18, 2007 and ending April 17, 2011. The fair value of the UPO, inclusive of the receipt of the $100 cash payment, has been accounted as an expense of the Offering resulting in a charge directly to stockholders’ equity with a corresponding credit to additional paid-in-capital. The Company estimated the fair value of the UPO was $360,000 using a Black-Scholes option-pricing model. The fair value of the UPO granted was estimated as of the date of grant using the following assumptions: (1) expected volatility of 37.566%, (2) risk-free interest rate of 4.93% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. The Class W Warrants and Class Z Warrants underlying the Series A Units and Series B Units within the UPO will be exercisable at $5.50 per share.

NOTE 8 - SUBSEQUENT EVENT

During May and June 2006, the Company repaid the entire balance of $52,500 of notes payable to its initial securityholders (Note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q and the Company’s audited financial statements and footnotes thereto for the period from inception (August 10, 2005) to April 25, 2006 included in the Company’s Form 8-K filed on April 25, 2006.

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry. We completed our initial public offering (“IPO”) on April 25, 2006. Our entire activity from inception through the consummation of our IPO on April 25, 2006 was to prepare for and complete our IPO. Since the consummation of our IPO on April 25, 2006, our activity has been limited.

We are currently in the process of evaluating and identifying targets for a business combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

Net income for the three months ended April 30, 2006 was $9,873, which consisted of $15,933 in interest income offset by $6,060 in formation and operating expenses, including $3,000 for office space and other general and administrative services.

Net loss for the period from August 10, 2005 (inception) to April 30, 2006 was $4,137, which consisted of $15,933 in interest income, offset by $20,070 in formation and operating expenses, including $3,000 for office space and other general and administrative services.

Beginning April 18, 2006, we became obligated to pay Everest Telecom LLC, an affiliate of Mr. Rahul Prakash, our Chairman of the Board and Chief Executive Officer and a member of our board of directors, a monthly fee of $7,500 for office and administrative services. This arrangement is for our benefit and is not intended to provide compensation in lieu of a salary. An amount of $3,000 is included in general and administrative expenses on the accompanying condensed statements of operations for the three months ended April 30, 2006 and for the period from Inception (August 10, 2005) to April 30, 2006, pursuant to this arrangement.

Liquidity and Capital Resources

Our net proceeds from the IPO, after deducting offering expenses of approximately $434,000 and underwriting discounts of approximately $2,047,000, was approximately $31,600,000 of which $30,199,000 was placed in a trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target. At April 30, 2006, we had cash outside of the trust account of $1,759,401, cash held inside the trust account of $30,214,933, prepaid expenses of $5,500 and total liabilities of $200,685.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until April 18, 2008, assuming that a business combination is not consummated during that time. Of the funds held outside of the trust account totaling $1,759,401 as of April 30, 2006, we anticipate using these funds to cover accrued registration costs, legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred prior to completing a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

In August 2005, we issued $52,500 of non-interest bearing notes to our initial securityholders. The notes were repaid in full during May and June 2006, from the proceeds of the offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $30,199,000 of the net offering proceeds has been placed into a trust account at Lehman Brothers maintained by American Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust will only be invested in United States “government securities,” defined as any Treasury Bill issued within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of April 30, 2006, $1,759,401 of the proceeds not held in trust were being held in a business checking account with Wachovia Bank National Association. Thus, we are subject to market risk primarily through the effect of changes in interest rates. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 4. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Please see the information disclosed in the “Risk Factors” section of our Registration Statement on Form S-1, as amended (File No. 333-128350), as filed with the SEC on March 14, 2006 together with our prospectus filed in accordance with Rule 424(b)(4) on April 20, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 25, 2006, we consummated our initial public offering of 460,000 Series A units, with each Series A unit consisting of two shares of our common stock and ten Class Z warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share, and 2,990,000 Series B units, with each Series B unit consisting of two shares of our Class B common stock and two Class W warrants, each to purchase one share of common stock. These units include units that were subject to the over-allotment option. The Series A Units were sold at an offering price of $8.50 per Series A Unit and the Series B Units were sold at an offering price of $10.10 per Series B Unit, generating total gross proceeds of $34,109,000. HCFP/Brenner Securities LLC acted as representative of the underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-128350). The Securities and Exchange Commission declared the registration statement effective on April 18, 2006.

We paid a total of $2,046,540 in underwriting discounts and commissions, and approximately $434,000 has been or is expected to be paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $31,600,000, of which $30,199,000 was deposited into the trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6. EXHIBITS.

The Company hereby files as part of this quarterly report on Form 10-Q the Exhibits listed in the attached Exhibit Index.

31.1 - Section 302 Certification by CEO
31.2 - Section 302 Certification by CFO
32.1 - Section 906 Certification by CEO
32.2 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SERVICES PARTNERS ACQUISITION CORP.
Dated: June 14, 2006
	By:	/s/ Rahul Prakash
Rahul Prakash Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: June 14, 2006
	By:	/s/ Avinash Vashistha
Avinash Vashistha Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)