Form 10-K
period 2006-07-31
GLOBAL SERVICES PARTNERS ACQUISITION CORP.
filed 2006-10-30
CIK 1336262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2006

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number 000-51869

GLOBAL SERVICES PARTNERS ACQUISITION CORP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3290391
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3130 Fairview Park Drive, Suite 500,
Falls Church, VA (Address of Principal Executive Offices)	22042 (Zip Code)

Registrant’s telephone number, including area code	(703) 373-3143

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

SERIES A UNITS, EACH CONSISTING OF TWO SHARES OF COMMON STOCK, PAR
VALUE $0.0001 PER SHARE, AND TEN CLASS Z WARRANTS
SERIES B UNITS, EACH CONSISTING OF TWO SHARES OF CLASS B COMMON
STOCK, PAR VALUE $0.0001 PER SHARE, AND TWO CLASS W WARRANTS
COMMON STOCK, $0.0001 PAR VALUE PER SHARE
CLASS B COMMON STOCK, $0.0001 PAR VALUE PER SHARE
CLASS W WARRANTS
CLASS Z WARRANTS

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

*Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of January 31, 2006, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $0.00.

The number of outstanding shares of the registrant’s Common Stock, $.0001 par value, as of October 30, 2006 was 920,100.  The number of oustanding shares of the registrant's Class B Common Stock, $.0001 par value, as of October 30, 2006 was 5,980,000.

GLOBAL SERVICES PARTNERS ACQUISITION CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2006

PART I

ITEM. 1  BUSINESS

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS:

Certain statements in this Form 10-K constitute forward-looking statements for purposes of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as “may”, “believe”, “will”, “expect”, “expected”, “project”, “anticipate”, “anticipated”, “estimates”, “plans”, “strategy”, “target”, “prospects” or “continue”. These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-K contains important information as to risk factors above. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

AVAILABLE INFORMATION

This report may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or at www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Introduction

We are a Delaware blank check company incorporated under the laws of the State of Delaware on August 10, 2005, to serve as a vehicle for the acquisition of an operating business. Our efforts in identifying a prospective target business are not limited to a particular industry. However, our management has significant experience and relationships in the business process services industry and we are initially focusing on target businesses in this industry.

On April 25, 2006, we consummated our initial public offering of 460,000 Series A units and 2,990,000 Series B units, which included the full exercise of the over-allotment option. Each Series A Unit consists of two shares of Common Stock, $.0001 par value per share and ten Class Z Warrants, each to purchase one share of Common Stock. Each Series B Unit consists of two shares of Class B Common Stock, $.0001 par value per share, and two Class W Warrants, each to purchase one share of Common Stock. The Series A units were sold at an offering price of $8.50 per Series A Unit and the Series B units were sold at an offering price of $10.10 per Series B Unit, generating gross proceeds of $34,109,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $31.6 million of which $30,199,000 was deposited into the trust account and the remaining proceeds $1,378,473 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through July 31, 2006, net cash used to pay general and administrative expenses was $59,069. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of July 31, 2006, there was $30,449,626 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These transactions include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

The business process services industry

The business process services industry encompasses companies that undertake, on a contract basis, the management, delivery, or operation of one or more business processes or functions of other companies. Segments within the business process services industry include, but are not limited to:

•        information technology services;

•        finance and accounting services;

•        human resources management services;

•        payment services;

•        manufacturing services;

•        design services;

•        media production services;

•        research services;

•        distribution and logistics services;

•        sales/marketing services;

•        customer care services; and

•        claims/transaction processing services.

While we have not prioritized or determined which segment or segments of the business process services industry we may focus on, we are initially focusing on target companies operating in the United States that, prior to the business combination, have high cost structures and operating inefficiencies which we believe can be readily improved. Following the business combination, we will seek to lower the target business’ cost structure, improve its operations and enhance its value through various means, including the reallocation of operating resources within the target company, the relocation of labor resources to jurisdictions with more favorable labor rates, such as India or the Philippines, and the implementation of productivity technologies.

Selection of a target business and structuring a business combination

While we have not yet identified any acquisition candidates, we believe that there are numerous acquisition candidates for us to target. We have generated an initial list of potential target opportunities from a host of different sources and have initiated discussions with several potential candidates. The candidates comprising the list of potential business combinations are being and will continue to be examined through analysis of available information and general due diligence to identify areas where operational efficiency can be enhanced. We will narrow our search for potential target opportunities through this due diligence process, focusing on what we determine are the most promising businesses that can benefit from efforts to improve operating efficiencies and cost structures. We anticipate that additional target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, meetings or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, based on our recent public offering and our other public filings and reports and know the types of businesses we are targeting. Our initial securityholders, including our officers, directors and senior advisors, and their affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms that specialize in business acquisitions in the future, in which event we may pay a finder’s fee or other compensation. In no event, however, will we pay any of our initial stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Subject to the requirement that our initial business combination must be with a target business that has a fair market value that is equal to at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses, though we are initially focusing on the business services sector. Moreover, there is no limitation on our ability to raise additional funds through the sale of our securities or through loan transactions that would, if we were successful in raising such funds, enable us to acquire a target company with a fair market value significantly in excess of 80% of our net assets.

In evaluating a prospective target business, our management will consider, among other factors, the following:

•        financial condition and results of operation;

•        growth potential;

•        experience and skill of management and availability of additional personnel;

•        high cost labor intensive operations that can be relocated to lower cost jurisdictions;

•        capital requirements;

•        competitive position;

•        barriers to entry;

•        stage of development of the products, processes or services;

•        degree of current or potential market acceptance of the products, processes or services;

•        proprietary features and degree of intellectual property or other protection of the products, processes or services;

•        regulatory environment of the industry; and

•        costs associated with effecting the business combination.

The above criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intent to engage any such third parties. We will also seek to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust. If any prospective target business refuses to execute such agreement, it is unlikely we would continue negotiations with such target business.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

We have engaged HCFP/Brenner Securities, the representative of the underwriters of our initial public offering, on a non-exclusive basis, to act as our investment banker to assist us in structuring a business combination and negotiating its terms (but not for purposes of locating potential target candidates for our business combination). We will pay the representative a cash fee at the closing of our business combination of $900,000.

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. To this end, we may seek to raise additional funds through the sale of our securities or through loan arrangements if such funds are required to consummate such a business combination, although we have not engaged or retained, had any discussions with, or entered into any agreements with, any third party regarding any such potential financing transactions. If we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for Class B stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our Class B stockholders for approval, even if the nature of the acquisition would not ordinarily require stockholder approval under applicable state law. In connection with seeking Class B stockholder approval of a business combination, we will furnish our Class B stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business. These materials will also be mailed to the holders of our common stock although their vote will not be solicited.

We will not proceed with a business combination if the holders of a majority of the shares of Class B common stock cast at the meeting to approve the business combination fail to vote in favor of such business combination or if stockholders owning 20% or more of the outstanding shares of Class B common stock both exercise their conversion rights and vote against the business combination.

Conversion rights

At the time we seek Class B stockholder approval of any business combination, we will offer each Class B stockholder the right to have his, her or its shares of Class B common stock converted to cash if he, she or it votes against the business combination and the business combination is approved and completed. The holders of our common stock will not be entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the trust fund inclusive of any interest (calculated as of two business days prior to the proposed consummation of the business combination), divided by the number of Class B shares sold in our initial public offering. Without taking into account any interest earned on the trust fund, the initial aggregate conversion price of a share of Class B common stock would be $5.05. An eligible Class B stockholder may request conversion at any time after the mailing to our Class B stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the Class B stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to Class B stockholders entitled to convert their Class B shares who elect conversion will be distributed promptly after completion of a business combination. Any Class B stockholder who converts his, her or its Class B common stock into his, her or its share of the trust fund still has the right to exercise the Class W warrants that he, she or it received as part of the Series B units. We will not complete any business combination if Class B stockholders, owning 20% or more of the Class B shares outstanding, both vote against the business combination and exercise their conversion rights.

Distribution of trust fund to Class B stockholders if no business combination

If we do not complete a business combination by October 25, 2007, or by April 25, 2008 if the extension criteria described below have been satisfied, our charter provides that we distribute to all of our Class B stockholders, in proportion to their respective equity interest in the Class B common stock, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, and all then outstanding shares of Class B common stock will be automatically cancelled. There will be no distribution from the trust fund with respect to our common stock or our Class W and Class Z warrants. Our charter provides that certain provisions that apply prior to a business combination, including those provisions relating to the distribution of the trust fund if no business combination occurs within the prescribed time periods, cannot be amended. Our counsel has advised us that these restrictions on charter amendments may not be enforceable under Delaware law. Nevertheless, we view these business combination procedures in our charter as obligations to investors and we will not propose any amendment to these procedures to our stockholders.

Without taking into account any interest earned on the trust fund, the initial aggregate conversion price of a share of Class B common stock would be $5.05. The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors which could be prior to the claims of our Class B stockholders. We cannot assure you that the actual distribution per Class B share will not be less than $5.05, plus interest, due to claims of creditors. If we are unable to complete a business combination and are forced to distribute the proceeds held in trust to our Class B stockholders, each of Rahul Prakash, our Chairman of the Board and Chief Executive Officer, Abhishek Jain, our President and a member of our Board of Directors, and Avinash Vashistha, our Executive Vice President and Chief Financial Officer and a member of our Board of Directors, have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in the trust. However, we cannot assure you that these individuals will be able to satisfy those obligations. If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to October 25, 2007, but are unable to complete the business combination by such date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by April 25, 2008, we will then notify the trustee of the trust fund to commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our Class B stockholders. We anticipate that our instruction to the trustee would be given promptly after such applicable date.

A Class B stockholder shall be entitled to receive funds from the trust fund only in the event we do not complete a business combination within the applicable time periods or if the Class B stockholder elected to convert his, her or its shares into cash upon our completion of a business combination that the Class B stockholder voted against and such business combination is actually completed by us. In no other circumstances shall a Class B stockholder have any right or interest of any kind to or in the trust fund. Holders of our common stock will not be entitled to receive any of the proceeds held in the trust fund.

Liquidation if no business combination

If we do not complete a business combination by October 25, 2007 (or April 25, 2008 if the extension criteria described above have been satisfied), we will be dissolved and any remaining net assets, after the distribution of the trust fund to our Class B stockholders, will be distributed to the holders of our common stock. It is likely, however that our remaining net assets will be minimal following the expenditures incurred in connection with the attempt to complete a business combination and, accordingly, such holders are likely to lose all or substantially all of their investment. Accordingly, the holders of our common stock will receive distributions on liquidation only in the event that the amount of proceeds not held in trust exceeds the expenses we incur.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek Class B stockholder approval of a business combination may delay the completion of a transaction;

•
our obligation to convert into cash shares of Class B common stock held by our Class B stockholders if such holders both vote against the business combination and also seek conversion of their shares may reduce the resources available to us for a business combination; and

•	our outstanding warrants and option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our executive offices at 3130 Fairview Park Drive, Suite 500, Falls Church, Virginia 22042. The cost for this space is included in the $7,500 per-month fee. Everest Telecom LLC charges us for general and administrative services pursuant to a letter agreement between us and Everest Telecom LLC, an affiliate of Mr. Prakash. We believe, based on rents and fees for similar services in the northern Virginia area, that the fee charged by Everest Telecom LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Employees

We have three executive officers, all of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for a business combination and the stage of our business combination process. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently more time on our affairs) than they would prior to locating a suitable target business.

ITEM 1A. RISK FACTORS

Future results of our operations involve a number of known and unknown risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to those risks set forth below:

Risks associated with our business

We are a development stage company with no operating history and very limited resources.

We are a recently incorporated development stage company with no operations to date other than organizational activities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. Although we have initiated discussions with several potential candidates for a business combination, we have not yet entered into any letters of intent, agreements, or other arrangements relating to a business combination. We have no present revenue and will not generate any revenue until, at the earliest, after the consummation of a business combination. We believe we have sufficient available funds to operate until such time as a business combination is consummated or we are required to dissolve and liquidate.

If we are unable to complete a business combination, holders of our common stock will be unable to convert their securities and participate in the distribution of the trust fund.

The trust fund is reserved for holders of our Class B common stock acquired as part of the Series B units sold in our initial public offering. Consequently, if we are unable to complete a business combination by October 25, 2007 or April 25, 2008 if the extension criteria described below have been satisfied, the holders of common stock that was sold as part of the Series A units will not be entitled to participate in the distribution of the trust fund. Furthermore, there will be no distribution from the trust fund with respect to our outstanding Class W warrants and Class Z warrants.

Holders of the shares of common stock will not be entitled to vote those shares on a proposed business combination.

Unless required by the Delaware General Corporation Law, holders of the shares of common will not be entitled to vote those shares on a proposed business combination with a target business. Only the holders of Class B common stock will have an opportunity to approve a business combination. Consequently, holders of common stock and warrants will be entirely dependent upon the judgment of the holders of Class B common stock in determining whether or not a proposed business combination is approved.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.

There are numerous blank check companies which have gone public in the United States since August 2003 that are seeking to complete business combinations. Furthermore, there are numerous additional offerings for blank check companies in the United States that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. While some of the blank check companies must complete their respective business combinations in specific industries, a number of them may consummate their business combinations in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share distribution received by Class B stockholders could be less than $5.05 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust fund for the benefit of the holders of our Class B common stock, there is no guarantee that they will execute such agreements or that even if they execute such agreements that they would be prevented from bringing claims against the trust fund. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust fund for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the holders of our Class B common stock. We cannot assure you that the per-share distribution from the trust fund will not be less than $5.05 due to claims of creditors. If we are unable to complete a business combination and are forced to distribute the proceeds held in trust to the holders of our Class B common stock, our executive officers Rahul Prakash, Abhishek Jain and Avinash Vashistha, have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims, if any, of target businesses or of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in the trust. However, we cannot assure you that these individuals will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the funds then held in the trust account), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distribution received by them in a dissolution. As a result, and because of the significant limitations on their indemnification obligations described above, we believe that these individuals will be able to satisfy their indemnification obligations. However, we cannot assure you this will be the case. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the holders of our Class B common stock and we cannot assure you that the per-share distribution from the trust fund will not be less than $5.05 due to claims of creditors.

Our common stockholders and our Class B stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to distribute the proceeds of the trust fund to our Class B stockholders and make liquidating distributions to our common stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. Because will will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time prior to distributing the funds held in trust to the stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our common stockholders and Class B common stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our common stockholders and Class B stockholders may extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our common stockholders and Class B stockholders amounts owed to them by us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance”. As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution.

Since we have not yet identified a target business, and our search and selection of a target business with which to complete a business combinationis not limited to any particular industry, we cannot currently ascertain the merits or risks of the business which we may ultimately acquire or the industry in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Moreover, as of the date of this report, we have only had discussions with potential target businesses, but have not yet entered into any letters of intent, arrangements or other agreements related to a business combination. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation, as amended, authorizes the issuance of up to 24,000,000 shares of common stock, par value $.0001 per share, 7,000,000 shares of Class B common stock, par value $.0001 per share, and 5,000 shares of preferred stock, par value $.0001 per share. As of October 30, 2006, there were 2,684,900 and 1,020,000 authorized but unissued shares of our common stock and Class B common stock, respectively, available for issuance (after appropriate reservation for the issuance of shares upon conversion of the Class B common stock and upon full exercise of our outstanding Class W warrants and Class Z warrants and the purchase option granted to HCFP/Brenner Securities, the representative of the underwriters of our initial public offering) and all of the 5,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to the shareholders of a potential target or in connection with a related simultaneous financing to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stockholders;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and most likely also result in the resignation or removal of some or all of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Our ability to effect successfully a business combination and to be successful afterwardsis totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate.

Our ability to effect successfully a business combination is totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although we expect Messrs. Rahul Prakash, Abhishek Jain and Avinash Vashistha, our executive officers, to remain with us in senior management or advisory positions following a business combination, we may employ other personnel following the business combination. Moreover, management will only be able to remain with the company after the consummation of a business combination if members of management are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may cause them to have a conflict of interest in determining whether a potential business combination is appropriate for us and influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues.

Because our officers, directors and senior advisors allocate their time to other businesses, itmay interfere with our ability to consummate a business combination.

Our officers, directors and senior advisors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our officers, directors and senior advisors are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If their other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could interfere with our ability to consummate a business combination.

Our officers, directors and senior advisors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

Except for Saurabh Srivastava , none of our officers, directors or senior advisors or any of their respective affiliates have previously been associated with a blank check company. Mr. Srivastava has served as the director of East India Company Acquisition Corp., a structured blank check company the purpose of which is to complete a business combination with an operating business that derives the majority of its revenues from operations in India or that has a majority of its assets located in India. As of the date hereof, East India Company Acquisition Corp. has not yet completed its initial public offering. Our officers, directors and/or senior advisors may also in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Our officers, directors and/or senior advisors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

All of our officers, directors and senior advisors own securities of ours which will not participate in the distribution of the trust fund or distributions upon our liquidation. This may cause them to have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

The common stock, Class W warrants and Class Z warrants owned by our officers, directors and senior advisors will become worthless if we do not consummate a business combination. The personal and financial interests of our officers, directors and senior advisors may influence their motivation in identifying and selecting a target business and completing a business combination. Consequently, our officers’, directors’ and senior advisors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. To the extent such individuals purchase Class B common stock, they are entitled to vote as they choose on a proposal to approve a business combination and exercise conversion rights in connection therewith. These individuals may not have the same interests as other Class B common stockholders.

If our common stock or Class B common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock or Class B common stock has a market price per share of less than $5.00, transactions in our securities may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock and Class B common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

As of July 31, 2006, we had $30,449,626 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, initially we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several closely related operating businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses and with different sellers, each seller will need to agree that the purchase of its business is contingent upon simultaneous closings of the other acquisitions which may make it more difficult for us, and delay our ability, to complete the business combination. If we were to consummate a business combination with several operating businesses, we could also face additional risks, including burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business. If we are unable to address these risks adequately, we may not be able to achieve the optimal result of the merger, including improving productivity, efficiencies, profitability and operating results.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities with business objectives similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek Class B stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of Class B common stock in certain instances may reduce the resources available for a business combination. Additionally, our outstanding Class W warrants and Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. The fact that less than half of the blank check companies that have gone public in the United States since August 2003 have completed a business combination or entered into a definitive agreement for a business combination may indicate that many privately held target businesses are not inclined to enter into a business combination with a blank check company. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate and, in such case, the holders of our common stock and warrants will lose their entire investment.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares of Class B common stock from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could prevent or severely limit the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

The loss of the services of any of our executive officers would make it more difficult to find a suitable company for a business combination which makes it more likely that we will be required to distribute the proceeds of our trust fund to our Class B stockholders.

Our ability to effect successfully a business combination will be largely dependent upon the efforts of our executive officers. We have not entered into an employment agreement with any of our executive officers, nor have we obtained any “key man” life insurance on any of their lives. The loss of any or all of their services could have a material adverse effect on our ability to successfully achieve our business objectives, including seeking a suitable target business to effect a business combination.

Our outstanding warrants and option may have an adverse effect on the market price of our common stock and warrants and make it more difficult to effect a business combination.

We currently have outstanding Class W warrants to purchase 7,517,500 shares of common stock and Class Z warrants to purchase 6,137,500 shares of common stock. We also issued an option to purchase 20,000 Series A units and/or 130,000 Series B units to the representative of the underwriters of our initial public offering which, if exercised, will result in the issuance of an additional 300,000 shares of common stock and warrants to purchase 460,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the securities underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

If our existing securityholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our existing securityholders are entitled to demand that we register the resale of their 100 shares of our common stock and their 1,537,500 Class W warrants and 1,537,500 Class Z warrants as well as the 3,075,000 shares of common stock underlying their Class W warrants and Class Z warrants at any time after we consummate a business combination. Thus, if our existing securityholders exercise their registration rights with respect to these securities, there could be up to an additional 100 shares of common stock and 3,075,000 warrants (or an additional 3,075,000 shares of common stock issuable upon exercise of such warrants) eligible for trading in the public market. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on our issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We believe that our anticipated activities will not subject us to the Investment Company Act of 1940 as the net proceeds of our initial public offering that are held in trust may only be invested by the trust agent in “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the trust fund to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Risks related to the business process services industry

There are many risks that we will face in connection with operating a business in the business process services industry. If we complete a business combination in this industry, in addition to the risks specific to the business we acquire, which we cannot predict, we anticipate that our business will be subject to the following risks:

Our revenues may be highly dependent on a limited number of major clients and any loss of business from major clients would reduce our revenues and growth.

Some business process services companies derive a substantial portion of their revenues from a limited number of customers. If we fail to renew or extend contracts with major clients, or if these contracts are terminated for cause or convenience, these clients will have no further obligation to purchase services from us. The loss of, or any significant decline in business from, one or more major clients could lead to a significant decline in revenues and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. We may not be able to retain a target business’ major clients following a business combination and if we were to lose any of a target business’ major clients, we may not be able to timely replace the revenue generated by the lost clients. In addition, the revenue we generate from major clients may decline or grow at a slower rate in future periods than it has in the past. If we lose any major clients, or if they reduce the volume of services contracted from us, we may suffer from the costs of underutilized capacity because of our inability to eliminate all of the costs associated with conducting business with them, which could exacerbate the harm that any such loss or reduction would have on our operating results and financial condition.

Our clients may adopt technologies that decrease the demand for our services, which could reduce our revenues and threaten our ability to compete.

The target business we acquire will depend on its customers continued need for its services, especially major clients who generate the substantial majority of its revenues. However, over time, clients may adopt new technologies that streamline or automate business processes. The adoption of such technologies could reduce the demand for our services, pressure our pricing, cause a reduction in our revenues and threaten our ability to compete.

Business process service providers are typically highly dependent on a few industries and any decrease in demand for outsourced services in these industries could reduce our revenues and growth.

Our major clients will likely concentrate in a limited number of industries. Our business and growth will largely depend on a continued demand for our services from clients in these industries and other industries we may target in the future and on trends in these industries to purchase business process services. A downturn in any of our target business’ industries or a slowdown or reversal of the trend in any of these industries to use business process service providers could result in a decrease in the demand for our services.

Other adverse changes also may lead to a decline in the demand for our services in the target business’ industries. For example, consolidation in any of these industries, particularly involving our clients, may decrease the potential number of buyers of our services. Any significant reduction in or the elimination of the use of the services we provide within any of these industries would result in reduced revenues and harm our business. Although rapid changes in their prospects, substantial price competition and pressure on profitability can encourage the use of business process service providers as a cost reduction measure, they may also result in increasing pressure on us from clients in key industries to lower our prices, which could result in declining operating results.

The business process service provider industry is highly competitive and we may be unable to compete with businesses that have greater resources than we do.

We expect to face significant competition for business process services and expect that competition will increase as the trend towards offshore outsourcing, international expansion by foreign and domestic competitors continues and continuing technological changes result in new and different competitors entering our markets. These competitors may include entrants from the financial services, healthcare services, media production services, communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate. Many of our competitors will have greater financial, personnel and other resources, longer operating histories, more technological expertise, more recognizable brand names and more established relationships in industries that we may serve in the future. Increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins, which could harm our business, operating results, financial condition, and future prospects.

Business process service providers often encounter long sales and implementation cycles and require significant resource commitments by us and our clients, which they may be unwilling or unable to make.

Providing business process services involves significant resource commitments by us and our clients. Potential clients require that we expend substantial time and money educating them as to the value of our services and assessing the feasibility of integrating our systems and processes with theirs. Decisions relating to engaging business process service providers generally involve the evaluation of the service by our clients’ senior management and a significant number of client personnel in various functional areas, each having specific and often conflicting requirements. We may expend significant funds and management resources during the sales cycle and ultimately the potential client may not engage our services. Our sales cycle for all of our services is subject to significant risks and delays over which we have little or no control, including:

•	potential clients’ alternatives to our services, including their willingness to replace their internal solutions or existing vendors;

•	potential clients’ budgetary constraints, and the timing of our clients’ budget cycles and approval process;

•	potential clients’ willingness to expend the time and resources necessary to integrate their systems with our systems and network; and

•	the timing and expiration of potential clients’ current outsourcing agreements for similar services.

If we are unsuccessful in closing sales after expending significant funds and management resources, or if we experience delays in the sales cycle, it could have a negative impact on our revenues and margins. The sales and implementation process occupies important personnel resources that could otherwise be assisting other new clients. Moreover, after being engaged by a client after the sales process, it frequently takes an additional period of time to integrate the client’s systems with ours, and to thereafter ramp-up our services to the client’s requirements.

We may experience significant employee turnover rates and we may be unable to hire and retain enough sufficiently trained employees to support our operations, which could limit our ability to service clients, grow and operate profitably.

The business process services industry is very labor intensive and, following a business combination, our success will depend on our ability to attract, hire, and retain qualified employees. We will compete for qualified personnel with companies in our target business’ industries and in other industries and this competition is increasing globally. Our growth requires that we continually hire and train new personnel. The business process services industry has traditionally experienced high employee turnover. A higher than expected turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiency and productivity, and could lead to a decline in demand for our services. If this were to occur, we would be unable to service our clients effectively and this would reduce our ability to continue our growth and operate profitably. We may be unable to continue to recruit, hire, train, and retain a sufficient labor force of qualified employees to execute our growth strategy or meet the needs of our business.

Our operations could suffer from telecommunications or technology downtime, disruptions or increased costs.

Following the business combination, we will be highly dependent on our computer and telecommunications equipment and software systems. In the normal course of our business, we may need to record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our services. We will also be dependent on continuous availability of voice and electronic communication with customers. If we experience interruptions of our telecommunications network with our clients, we may experience data loss or a reduction in revenues, even if we maintain redundant systems and infrastructure. These disruptions could be the result of errors by our vendors, clients, or third parties, electronic or physical attacks by persons seeking to disrupt our operations, or the operations of our vendors, clients or others. Any failure of our vendors to perform these services could result in business disruptions and impede our ability to provide services to our clients. A significant interruption of service could damage our reputation and could lead our present and potential clients not to use our services. The temporary or permanent loss of equipment or systems through casualty or operating malfunction could also reduce our revenues and result in losses.

We could cause disruptions to our clients’ business from inadequate service, and our insurance coverage may be inadequate to cover this risk.

Failure to meet service requirements of a client could disrupt the client’s business and result in a reduction in revenues or a claim for substantial damages against us. In addition, a failure or inability to meet a client’s expectations could seriously damage our reputation and affect our ability to attract new business. To the extent that our contracts contain limitations on liability, such contracts may be unenforceable or otherwise may not protect us from liability for damages. While we expect to maintain general liability insurance coverage, including coverage for errors and omissions, this coverage may be inadequate to cover one or more large claims, and our insurer may deny coverage.

Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients.

Business process service providers sometimes are required to collect and store sensitive data in connection with their services, including names, addresses, social security numbers, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. If any person, including any of our employees, penetrates our network security or otherwise misappropriates any sensitive data that we may have, we could be subject to liability for breaching contractual confidentiality provisions or privacy laws. Penetration of the network security of our data centers could damage our reputation and could lead our present and potential clients to choose other service providers.

We will be subject to extensive laws and regulations that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

The business process services industry has become subject to an increasing amount of federal and state regulation in the past five years. To the extent that we engage in customer support or sales activities for clients, we could be subject to regulations governing communications with consumers. For example, the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 broadly authorizes the Federal Trade Commission to issue regulations prohibiting misrepresentations in telephone sales. In addition, limits on the transport of personal information across international borders such as those now in place in the European Union (and proposed elsewhere) may limit our ability to obtain customer data under certain circumstances.

We will also be subject to significant federal and state laws and regulations applicable to our accounts receivable management services, including the Fair Debt Collection Practices Act, which imposes significant limitations and restrictions on our debt collection practices including licensing requirements. These laws and regulations may limit our ability to recover and enforce defaulted consumer receivables regardless of any act or omission on our part. Additional federal, state, local or international legislation, or changes in regulatory implementation, could further limit our activities or those of our clients in the future or significantly increase the cost of regulatory compliance.

There are many risks relating to restructuring operations that are beyond our control and could affect our ability to operate successfully.

In order to enhance the cost-effectiveness of our operations after a business combination is completed, we may consider the reallocation of operating resources within the company, the relocation of labor resources, including to jurisdictions with more favorable labor rates, and the implementation of productivity technologies. A change in operating resources in the company could cause gaps in our operating procedures and negatively impact the company’s ability to deliver services to clients. We cannot be certain that any such change will ultimately produce any cost savings. Additionally, the relocation of labor resources may cause personnel to leave the company or be terminated and we may experience gaps in our human resource requirements, which could negatively impact our operations.

To the extent that the company shifts any operations or labor offshore to destinations with lower cost structures, we may experience negative reactions from customers, especially given the recent negative publicity about offshoring services to India and China. We cannot predict the extent of government support, availability of qualified workers, competition from other outsourcing companies, future labor rates, or monetary and economic conditions in any offshore locations where we may operate. Although some of these factors may influence our decision to establish operations offshore, there are inherent risks beyond our control, including exposure to currency fluctuations, wage inflation, political uncertainties and foreign regulatory restrictions. One or more of these factors or other factors relating to international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could cause our operating results to decline and result in reduced revenues.

Additionally, any shift of even a portion of business operations to new facilities in a foreign country could result in interruptions of service, which could reduce our revenues and harm our business. The shift of operations to a facility in a foreign country could involve a number of logistical and technical challenges. We may encounter complications associated with the set-up and operation of business systems and computing equipment in a new facility, to the extent we choose to set up a new facility, as opposed to outsourcing to a cost-efficient foreign business services company that already has appropriate systems and operations in place. This could result in disruptions of services, notwithstanding the availability of any existing target business’ redundant infrastructure and systems in the United States. If such disruptions occur, they could result in financial or other damages to our clients, for which we could incur claims and liabilities and which could damage our reputation and cause us to lose significant business from one or more of our major clients.

Risks related to potential offshore operations

There are many risks we may face if we determine to move operations offshore following a business combination, most of which are beyond our control and could affect our ability to operate successfully. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in the countries where we may operate. Although some of these factors may influence our decision to establish operations in a country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. One or more of these factors or other factors relating to international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations. In addition to the foregoing, the following risks may negatively impact our operations following a business combination:

Moving a portion of a target business’ operations to new facilities in a foreign country could result in interruptions in service and cause us to lose business from clients.

We may relocate a portion of the target business’ operations to one or more foreign countries with significantly lower labor costs than that available in the United States. The relocation of operations to a facility in a foreign country will involve a number of logistical and technical challenges. We may encounter complications associated with the migration of systems and computing equipment to a new facility, which could result in interruptions of services. If such interruptions occur, they could result in financial or other damages to our clients, for which we could incur claims and liabilities and which could damage our reputation and cause us to lose significant business from one or more of our major clients.

We may face wage inflation and additional competition in offshore markets for our professionals, which could increase the cost of qualified employees and the amount of employee turnover.

To the extent we move operations to offshore markets, we will likely be faced with competition in these offshore markets for outsourcing center professionals, and we expect this competition to increase as additional outsourcing companies move operations offshore and expand their operations. In particular, there may be limited availability of qualified middle and upper management candidates. If such availability becomes limited due to increased competition, it could affect the availability or cost of qualified professionals, who are critical to our performance. This could increase our costs and turnover rates.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We maintain our executive office at 3130 Fairview Park Drive, Suite 500, Falls Church, Virginia 22042, pursuant to an agreement with Everest Telecom LLC, an affiliate of Rahul Prakash, our Chairman of the Board and Chief Executive Officer. We pay Everest Telecom LLC a monthly fee of $7,500 which is for general and administrative services, including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the Falls Church, Virginia area, that the fee charged by Everest Telecom is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

We may from time to time be involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our Series A units, Series B units, common stock, Class B common stock, Class W warrants and Class Z warrants are traded on the Over-the-Counter Bulletin Board under the symbols GSPAU, GSPBU, GSPA, GSPAB, GSPAW and GSPAZ, respectively. The following table sets forth the range of high and low closing bid prices for the Series A units, Series B units, common stock, Class B common stock, Class W warrants and Class Z warrants for the periods indicated since the units commenced public trading on April 20, 2006 and since the common stock, Class B common stock, Class W warrants and Class Z warrants commenced public trading on July 14, 2006. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Series A Units		Series B Units		Common Stock		Class B Common Stock		Class W Warrants		Class Z Warrants
	High	Low	High	Low	High	Low	High	Low	High	Low	High	Low

Fourth Quarter	9.50	7.95	10.80	9.96	—	—	4.77	4.70	0.30	0.30	—	—
Third Quarter (April 20, 2006 through April 30, 2006)	9.55	9.30	10.80	10.35	—	—	—	—	—	—	—	—

Holders

As of October 26, 2006, there were 1 holder of record of our Series A units, 1 holder of record of our Series B units, 2 holders of record of our common stock, 1 holder of record of our Class B common stock, 8 holders of record of our Class W warrants and 8 holders of record of our Class Z warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In August 2005, we sold the following securities without registration under the Securities Act of 1933, as amended:

Name	Number of Shares of Common Stock	Number of Class W Warrants	Number of Class Z Warrants
Rahul Prakash	0	583,710	583,710
WTP Capital LLC (1)	100	363,260	363,260
Tholons Capital LLC (2)	0	363,260	363,260
Dr. Brian Boyle	0	145,300	145,300
Atikem Haile-Mariam	0	37,260	37,260
Ravindra Sannareddy	0	37,260	37,260
Saurabh Srivastava	0	7,450	7,450

(1)
The shares and warrants are held by WTP Capital, LLC, of which Mr. Abhishek Jain is the Chief Executive Officer and a member. Mr. Jain exercises voting and disposition power over these shares and warrants.

(2)	The warrants are held by Tholons Capital LLC, of which Mr. Avinash Vashistha is President and a member. Mr. Vashistha exercises voting and disposition power over these shares and warrants.

The shares of common stock, Class W and Class Z warrants were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals and entities. The shares of common stock were sold at a purchase price of $5.00 per share for $500 and the Class W and Class Z warrants were sold at a purchase price of $0.05 per warrant for $153,750.

Initial Public Offering

On April 25, 2006, we consummated our initial public offering of 460,000 Series A units, with each Series A unit consisting of two shares of our common stock and ten Class Z warrants, each Class Z warrant to purchase one share of our common stock at an exercise price of $5.00 per share, and 2,990,000 Series B units, with each Series B unit consisting of two shares of our Class B common stock and two Class W Warrants, each Class W Warrant to purchase one share of our common stock. This included the full exercise of the over-allotment option. The Series A units were sold at an offering price of $8.50 per Series A unit and the Series B units were sold at an offering price of $10.10 per Series B unit, generating total gross proceeds of $34,109,000. HCFP/Brenner Securities LLC acted as representative of the underwriters of our initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-128350). The Securities and Exchange Commission declared the registration statement effective on April 18, 2006.

We paid a total of $2,046,540 in underwriting discounts and commissions and approximately $485,000 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $31,577,000 of which $30,199,000 was deposited into the trust fund and the remaining proceeds $1,378,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $250,626 in interest through July 31, 2006.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financial statements, which have been audited by BDO Seidman, LLP, independent registered public accounting firm, as indicated in their report included elsewhere herein.

From Inception (August 10, 2005) to July 31, 2006

Statement of Operations Data:
Loss from operations	$(105,459)
Interest income	258,916
Net income	153,457
Accretion of Trust Fund relating to Class B
common stock subject to possible conversion	(50,100)
Net income attributable to other Class B stockholders
and common stockholders	103,357

Earnings per share data:
Weighted average Class B common shares outstanding
subject to possible conversion	329,071
Net income per Class B common share subject to possible
conversion, basic and diluted	$0.15
Weighted average number of shares outstanding, basic and diluted	1,570,467
Net income per share, basic and diluted	$0.07

Other Financial Data:
Net cash used in operating activities	$(59,069)
Cash contributed to trust fund	(30,199,000)
Net proceeds from public offering allocable to
stockholders' equity	25,650,850
Portion of net proceeds from public offering allocable to
Common Stock subject to possible conversion	6,036,780

Selected Balance Sheet Data:	July 31, 2006
Cash and cash equivalents	$1,583,911
Trust fund	30,449,626
Net working capital (a)	1,455,902
Total assets	32,037,662
Common stock, subject to possible conversion	6,086,880
Total stockholders' equity	25,818,648

(a) Excludes restricted investments held in Trust

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

General

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business. We completed our initial public offering (“IPO”) April 25, 2006. Our entire activity from inception through the consummation of our IPO was to prepare for and complete our IPO, and since the consummation of our IPO, our activity has been limited. However, we have assembled a list of potential target companies with which to conduct a potential business combination and have initiated discussions with several such companies. We have not yet entered into any letters of intent, arrangements or agreements with any such companies with respect to a business combination.

We are currently continuing the process of evaluating and identifying targets for a business combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 1 and 2 of the financial statements included in Part II, Item 8 of this Form 10-K.

Results of Operations

Net income for the period from inception (August 10, 2005) to July 31, 2006 of $153,457 consisted of interest income on the Trust Fund investment of $250,626 and interest on cash and cash equivalents of $8,290, offset by professional fees of $64,424 and general and administrative expenses of $41,035 which is comprised of $25,725 for a monthly administrative services agreement with an affiliate, $10,056 for Delaware franchise tax and $5,254 for other expenses.

Liquidity and Capital Resources

Our net proceeds from the IPO, after deducting offering expenses of approximately $485,000 and underwriting discounts of approximately $2,047,000, was approximately $31,577,000 of which $30,199,000 was placed in a trust account and the remaining proceeds of approximately $1,378,000 became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. We expect to use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target. At July 31, 2006, we had cash and cash equivalents of $1,583,911, investment in the trust account of $30,449,626, prepaid expenses of $4,125 and total liabilities of $132,134.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until April 25, 2008, assuming that a business combination is not consummated during that time. Of the funds held outside of the trust account totaling $1,583,911 as of July 31, 2006, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred prior to completing a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

In August 2005, we issued $52,500 of non-interest bearing notes to our initial securityholders. The notes were repaid in full during May and June 2006, from the proceeds of the offering.

Off-Balance Sheet Arrangements

As of July 31, 2006 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

Our contractual obligations are set forth in the following table as of July 31, 2006:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Administrative services agreement(1)	$153,750	$90,000	$63,750	-	-
Total	$153,750	$90,000	$63,750	$-	$-

(1) We are obligated, having commenced April 18, 2006, to pay to Everest Telecom LLC, an affiliate of Mr. Rahul Prakash, our Chairman of the Board and Chief Executive Officer and a member of our board of directors, a monthly fee of $7,500 for office and administrative services. This arrangement is for our benefit and is not intended to provide compensation in lieu of a salary. An amount of $25,725 is included in general and administrative expenses on the accompanying statement of operations for the period from Inception (August 10, 2005) to July 31, 2006, pursuant to this arrangement.

If we do not complete a business combination by October 25, 2007, or April 25, 2008 if certain extension criteria have been satisfied, we will distribute to all of our Class B stockholders, in proportion to their respective equity interests in the Class B common stock, an aggregate sum equal to the amount in the Trust Fund, inclusive of any interest, and all then outstanding Class B common stock will be automatically cancelled. There will be no distribution from the Trust Fund with respect to our common stock or our Class W and Class Z warrants. However, any remaining net assets following the distribution of the Trust Fund will be available for our use to pay any creditors and to effect our dissolution and liquidation. The distribution per Class B share, taking into account interest, earned on the trust fund, is approximately $5.09 per share based on the value in the trust fund as of July 31, 2006.

Critical Accounting Policies

Investments Held in Trust - The restricted investment held in the Trust Fund at July 31, 2006 is comprised of Commonwealth of Virginia securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia and therefore no provision for income taxes is required for the period ended July 31, 2006.

Fair Value of Financial Instruments and Derivatives - The fair values of our assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at July 31, 2006.

We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business. We have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest.

As of July 31, 2006, $30,449,626 of the net proceeds of our initial public offering (including interest) was held in trust for the purposes of consummating a business combination. The proceeds held in trust have been invested in a money market fund at Lehman Brothers Inc. which invests in United States Treasury Bills, commercial paper and other money market instruments. Lehman Brothers Inc. also acts as trustee. As of July 31, 2006, the effective annualized interest rate payable on our investment was 3.2%.

We have not engaged in any hedging activities since our inception on August 10, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements, the related notes, the Independent Auditors’ Report thereon, Management’s Report on Internal Control Over Financial Reporting and the Independent Auditors’ Report on internal control over financial reporting are included in our 2006 Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION:

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

MANAGEMENT

Our current directors, executive officers and senior advisors are as follows:

Name	Age	Position

Rahul Prakash	45	Chairman of the Board and Chief Executive Officer
Abhishek Jain	38	President, Secretary and Director
Avinash Vashishtha	45	Executive Vice President, Chief Financial Officer and Director
Dr. Brian Boyle	58	Director
Atikem Haile-Mariam	41	Senior Advisor
Ravindra Sannareddy	43	Senior Advisor
Saurabh Srivastava	60	Senior Advisor

Rahul Prakash has been our Chairman of the Board and Chief Executive Officer since our inception. Mr. Prakash has served as the President and Chief Executive Officer of Everest Telecom LLC, a private investment firm that invests and manages investments in business services, software services, telecommunications and related businesses, since he founded that company in April 2002. In May 2006 Mr. Prakash formed served as President of Everest Telecom Management LLC, a company that makes private investments. Since March 2005, he also has served as the Chairman of the Board of Softscribe, a business process services company based in India, and since February 2005, has served as the Chairman of the Board of Everest Services, a software outsourcing firm, both of which are portfolio companies of Everest Telecom. From 1994 to 1997, Mr. Prakash was Vice President of Telcom Ventures, a private equity firm, and thereafter served as that company’s President from 1997 to September 2002. During his tenure, Telcom was an early investor in: XM Satellite Radio Holdings, Inc., a Nasdaq listed company; Aether Holdings, Inc., a Nasdaq listed company; Teligent, Inc., which was formerly a Nasdaq listed company; Mobile Satellite Ventures; Ubiquitel PCS, an affiliate of Sprint Corp., a New York Stock Exchange listed company; and BPL Mobile, a cellular operator in India, among others. Under Mr. Prakash’s leadership, Telcom also invested in Wireless Ventures of Brazil and Wireless Ventures of Argentina, which were collectively acquired in 1997 by Nextel Partners, Inc., a Nasdaq listed company. During his tenure at Telcom, Mr. Prakash served on the boards of two publicly-traded portfolio companies, Aether (from 1996 to June 2001), and Teligent (from May 2001 to September 2002). From 1991 to 1997, Mr. Prakash was employed with LCC International, Inc., a Nasdaq listed telecommunications company, as Vice President and Special Advisor to the Chairman. While at LCC, Mr. Prakash also served as Head of Business Development for Telemate, a joint venture of France Telecom and LCC International based in Paris (from 1993 to 1994). Mr. Prakash was a founding board member of the Indian CEO Council of the U.S., an organization of senior executive entrepreneurs, serving from 1996 until March 2005. Mr. Prakash received a B.A. with honors and an M.B.A. from Delhi University and an M.B.A. from American University.

Abhishek Jain has been our President and a member of our Board of Directors since our inception. Mr. Jain has been the Chief Executive Officer of WTP Capital, LLC, a private equity firm, since December 2004, and Chief Executive Officer of Washington Technology Partners, Inc., an affiliated private equity firm, since 2000. Both WTP Capital and Washington Technology Partners focus on investments in the business services sector using principles of international labor-rate arbitrage (i.e., capitalizing on lower labor costs in different international locations). In June 2006, Mr. Jain became the Chairman of Vigilar, one of WTP Capital’s portfolio companies. From January 2003 to July 2003, Mr. Jain was President of Megasoft Limited, a Bombay Stock Exchange listed software solutions company. In 1998, Mr. Jain was a founding partner in the law firm of Jones Jain LLP, a corporate law firm, and remained a partner at that firm until September 2000, when it was acquired by Greenberg Traurig, another corporate law firm. From 1995 to 1998, he was an attorney at Jones, Day, Reavis & Pogue, a corporate law firm, and from 1994 to 1995 he was an attorney at Holland & Knight, a corporate law firm. From 1996 to September 2000, Mr. Jain served as counsel to the Embassy of India in the U.S. Mr. Jain was a Governor-appointed member of the board of the Virginia Biotechnology Research Park Authority, a public entity that governs Virginia’s biotechnology parks, from June 2001 to June 2005. Mr. Jain was Co-President and board member of the Indian CEO Council from March 2002 to March 2005. Mr. Jain received a B.S., cum laude, from Towson State University and a J.D. from the University of Maryland School of Law.

Avinash Vashistha has been our Executive Vice President, Chief Financial Officer and a member of our Board of Directors since our inception. In February 2006, Mr. Vashistha founded Tholons, Inc., a business process services industry advisory firm, and since its inception, Mr. Vashistha has served as Tholons’ Chairman and Chief Executive Officer. From 2000 until February 2006, Mr. Vashistha served as a Managing Partner, Director and Chairman of neoIT, a company he co-founded, and also served as its Managing Director for Asia-Pacific operations. neoIT is an advisory and management firm that advises clients regarding offshore IT and business services. In his roles at neoIT, Mr. Vashistha directly assisted clients in outsourcing more than $2 billion of business and IT services offshore. Since December 2004, Mr. Vashistha has also been the President and a member of Tholons Capital LLC, a private equity firm. Mr. Vashistha co-authored the book, The Offshore Nation, published by McGraw-Hill, and lectures on globalization in international media and industry forums. From 1996 to 2000, Mr. Vashistha worked for Nortel Corporation, a New York Stock Exchange listed communications equipment manufacturer, where he served as Director of International Research and Development Operations (India). In this capacity, Mr. Vashistha established and headed Nortel’s Indian outsourcing operations, which was comprised of more than 1,500 personnel. From 1992 to 1996, as Director of European Delivery (U.K.) for Nortel, Mr. Vashistha led the design, development, deployment and support of large telecommunications networks for major U.K. and European clients. Mr. Vashistha also initiated offshoring work for Nortel to Vietnam, Turkey, Ireland, Israel, Russia and India. From 1990 to 1991, Mr. Vashistha was a Senior Manager with Nortel in the U.S., responsible for network management, client solutions, deployment and support. Prior to working at Nortel, Mr. Vashistha worked with AT&T, Verizon and Lucent in the U.S., designing and creating telecom, network, and enterprise client solutions. Mr. Vashistha received a B.Tech. from the Indian Institute of Technology in Kanpur, India, an M.S. from the University of Alberta, Canada and an M.B.A. from the University of Phoenix.

Dr. Brian Boyle has been a member of our Board of Directors since our inception. Since September 2003, Dr. Boyle has served as Chief Executive Officer of Strategitec International Ltd., a private company that provides dedicated offshore outsourcing services to U.S. companies seeking to reduce development costs and increase quality. Dr. Boyle also has served, since 1996, as Vice Chairman of Boston Communications Group, Inc., a Nasdaq listed provider of access management, billing, payment and network solution services, and has held various other positions since joining that company in 1994. Since 1995, Dr. Boyle has served as a Director and Chairman Emeritus of MicroFinancial Incorporated, a New York Stock Exchange listed provider of lease and financing services, formerly known as Boyle Leasing Technologies. Dr. Boyle was the Chief Executive Officer of MicroFinancial from 1985 to 1987 and was its Chairman of the Board from 1985 to 1995. Additionally, Dr. Boyle has been a Director of Abt Associates Inc., a government and business research and consulting firm, since 1996. Since 1985, Dr. Boyle has been a Director of DentAMed Inc., a health care finance company providing consumer funding for medical care. From 1999 to March 2003, Dr. Boyle was Chairman of the Board and Chief Executive Officer of GoldK, Inc., a retirement plan platform company focused on using the Internet to create, manage, distribute and support retirement plans. From 1989 to 1993, Dr. Boyle was Chief Executive Officer of Credit Technologies, Inc. (now Lightbridge, a Nasdaq listed company), a provider of credit decision, fraud prevention and customer acquisition software and services to the wireless industry, which he founded in 1989. From 1986 to 1996, Dr. Boyle was a general partner of BEB I/BEB II Limited Partnerships, which were start-up-focused investment funds. From 1984 to 1990, Dr. Boyle was Chief Executive Officer of Appex, Inc., a provider of billing software, MIS systems and roaming network and clearinghouse services for the cellular industry that was acquired by Electronic Data Systems in 1990. In 1974, Dr. Boyle founded Interactive Management Systems, Inc., a software products firm, where he served as President and Chief Executive Officer until it was acquired in 1981 by a company now owned by GTE. Dr. Boyle left Interactive Management Systems in 1983. Dr. Boyle received an A.B. from Amherst College and a B.S., M.S., E.E. and Ph.D. from Massachusetts Institute of Technology.

Atikem Haile-Mariam has served as a Senior Advisor to us since August 2005. Since June 2003, Mr. Haile-Mariam has been the founding director of Glob-T, an international telecom and outsourcing consulting group. From July 2004 to May 2005, he worked as a venture investment consultant for International Finance Corporation/World Bank’s Global IT Investments Division, where he advised the International Finance Corporation on investments in the business process outsourcing sector and investment in the Asia-Pacific region. In January 2001, Mr. Haile-Mariam co-founded Ignis Inc., a telecom component manufacturer, and served as its Vice President of Marketing and Business Development from its founding until January 2003, when Ignis was acquired by Bookham Inc., a Nasdaq listed company. From 1999 to January 2001, Mr. Haile-Mariam was a member of Intel Capital Corporation’s investment organization and supervised that company’s investments in communications related entities. From 1992 to 1998, Mr. Haile-Mariam held several management positions within the communications group of Corning Inc. Mr. Haile-Mariam received a B.A. from Knox College, a B.S. from Washington University in St. Louis and an M.B.A. from The Darden School at the University of Virginia.

Ravindra Sannareddy has served as a Senior Advisor to us since August 2005. Since its founding in 1994, Mr. Sannareddy has served as Chairman of the Board of Megasoft Limited, a Bombay Stock Exchange listed software solutions company. From 1994 to 1998, Megasoft managed, on an outsource basis, the U.S. software services division for Satyam Computer Services Limited, a New York Stock Exchange listed computer services and consulting firm. Mr. Sannareddy was employed with ICF Consulting, an engineering and energy-consulting organization, from 1990 to 1994, in different capacities. Mr. Sannareddy received a B.S. from Regional Engineering College in Trichy, India, a B.S. from Utah State University and an M.S.E. from The Johns Hopkins University.

Saurabh Srivastava has served as a Senior Advisor to us since August 2005. Since 1998, Mr. Srivastava has been the Chairman of the Board of Xansa India Pvt. Ltd., an international business process and IT services company. Since March 2006, Mr. Srivastava has been a member of the board of directors of East India Company Acquisition Corp., a blank check company formed with the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has operations in India. Since 1998, Mr. Srivastava also has been a Director of Xansa plc, a London Stock Exchange listed (a UK FTSE 250 company) provider of international business processes and IT services. In 1989, Mr. Srivastava founded IIS Infotech Limited, a software services and consulting company, and served as that company’s Chairman of the Board from its inception until it was acquired by Xansa in 1998. In 1988, Mr. Srivastava co-founded the National Association of Software Services Companies (NASSCOM), India’s software industry association, for which he served as Chairman from 1997 to 1998 and as Chairman Emeritus from 1999 to the present. Since April 2002, Mr. Srivastava has been a member of the Venture Capital Committee of the Securities and Exchange Board of India. Since 2000, Mr. Srivastava has been Chairman of the Indian Venture Capital Association, an organization of venture capital funds in India, whose mission is to facilitate growth of venture capital and private equity in India. From 2000 until September 2002, Mr. Srivastava was also a member of the Screening Committee, OTCEI (Over-the-Counter Exchange of India). Since 1999, he has been a founder and Chairman of Infinity, India’s first angel venture capital fund. Mr. Srivastava has also been a member of the Investment Committee of the Indian Government’s National Venture Capital Fund since October 2002. From 1997 to 1998, Mr. Srivastava was Chairman of the Information Technology Committee of FICCI (Federation of Indian Chambers of Commerce and Industry). Mr. Srivastava received a B.Tech. from the Indian Institute of Technology in Kanpur, India, and an M.S. from Harvard University.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Avinash Vashistha, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Abhishek Jain, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Dr. Brian Boyle and Rahul Prakash, will expire at the third annual meeting.

We do not have an audit committee of our Board of Directors nor do we have an audit committee financial expert, because we do not believe the nature of our business is such that an audit committee or audit committee financial expert would be useful or necessary. Furthermore, our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to appoint an audit committee.

We have not adopted a Code of Ethics that applies to our principal executive officer or principal financial officer, or persons performing similar functions, primarily because we do not and will not have any operations until such time as we enter into a business combination. We intend to adopt a Code of Ethics at or prior to such time as we enter into a business combination.

Conflicts of Interest

Holders of our securities should be aware of the following potential conflicts of interest:

•  None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

•  In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•  Saurabh Srivastava, one of our special advisors, recently became a director of East India Company Acquisition Corp., a structured blank check company the purpose of which is to complete a business combination with an operating business that derives the majority of its revenues from operations in India or that has a majority of its assets located in India. As of the date hereof, East India Company Acquisition Corp. has not yet completed its initial public offering. Mr. Srivastava does not receive any salary for his services to East India Company Acquisition Corp. Mr. Srivastava has purchased 75,000 shares of common stock of East India Company Acquisition Corp. at a purchase price of approximately $0.0167 per share for $1,252.50. Our officers, directors and special advisors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.

•  Our directors own warrants that are subject to lock-up agreements restricting their sale until a business combination is successfully completed. Accordingly, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. Additionally, such individuals may purchase units in the offering and in the open market. If such individuals purchase Series B units in this offering or in the open market or Class B common stock in the open market, they would be entitled to vote as they choose on a proposal to approve a business combination and exercise conversion rights in connection therewith. These individuals may not have the same interests as other Class B common stockholders.

•  Our directors and officers may enter into consulting or employment agreements with the company as part of a business combination pursuant to which they may be entitled to compensation for their services following the business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, and completing a business combination in a timely manner.

 In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•  the corporation could financially undertake the opportunity;

•  the opportunity is within the corporation’s line of business; and

•  it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. If any of these conflicts are not resolved in our favor, it may diminish our ability to complete a favorable business combination.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed, until the earlier of a business combination or the distribution of the trust fund to the Class B stockholders, or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us subject to any pre-existing fiduciary or contractual obligations he might have.

Mr. Jain has a pre-existing fiduciary obligation to WTP Capital, LLC and its affiliate, Washington Technology Partners, Inc. (collectively, “WTP”). However, the investment focus of WTP is substantially smaller than our focus, and it is not anticipated that WTP would target business combinations as large as we will target. Accordingly, we believe that any potential for a conflict of interest due to this pre-existing obligation is minimal.

Mr. Srivastava is member of the board of directors of East India Company Acquisition Corp., a blank check company. East India Company Acquisition Corp.’s objective is to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that derives the majority of its revenues from operations in India or that has a majority of its assets located in India. As of the date of this report, East India Company Acquisition Corp. has not completed its initial public offering. Mr. Srivastava does not receive any salary for his services to East India Company Acquisition Corp. Mr. Srivastava has purchased 75,000 shares of common stock of East India Company Acquisition Corp. at a purchase price of approximately $0.0167 per share for $1,252.50.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our existing securityholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Global Services Partners Acquisition Corp., and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the Securities and Exchange Commission and the NASDAQ Stock Market. Officers and directors of Global Services Partners Acquisition Corp., and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the 2006 fiscal year we complied with all section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Commencing on April 25, 2006 and ending upon the acquisition of a target business, we are obligated to pay Everest Telecom LLC a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Everest Telecom is an affiliate of Rahul Prakash our Chief Executive Officer and Chairman of our board of directors. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our founders or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, our founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

•	The following table sets forth information regarding the beneficial ownership of our common stock and Class B common stock as of October 30, 2006, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers, directors and senior advisors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock			Class B Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent	Amount and Nature of Beneficial Ownership	Percent
Rahul Prakash	0	(2)	*	—	—
Abhishek Jain	100	(3)	*	—	—
Avinash Vashistha	0	(4)	*	—	—
Dr. Brian Boyle	0	(5)	*	—	—
Atikem Haile-Mariam (6)	0	(7)	*	—	—
Ravindra Sannareddy (8)	0	(7)	*	—	—
Saurabh Srivastava (9)	0	(10)	*	—	—

	Common Stock			Class B Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent	Amount and Nature of Beneficial Ownership	Percent
Sapling LLC(11)	—		—	441,841 (12)	7.4%
Fir Tree Recovery Master Fund, L.P. (13)	—		—	144,159 (12)	2.4%
Fir Tree, Inc. (14)	—		—	586,000 (12)	9.8%
All executive officers and directors as a group (4 persons)	0	(15)	*	—	—

* Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following is 3130 Fairview Park Drive, Suite 500, Falls Church, Virginia 22042.

(2)	Does not include 1,167,420 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

(3)
Does not include 726,520 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days. The shares and warrants are held by WTP Capital, LLC, of which Mr. Jain is the Chief Executive Officer and a member. Mr. Jain exercises voting and disposition power over these shares and warrants.

(4)
Does not include 726,520 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days. The warrants are held by Tholons Capital LLC, of which Mr. Vashistha is President and a member. Mr. Vashistha exercises voting and disposition power over these shares and warrants.

(5)	Does not include 290,600 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

(6)	The address of Mr. Haile-Mariam is 903 Oakes Street, East Palo Alto, CA 94303.

(7)	Does not include 74,520 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

(8)	The address of Mr. Sannareddy is 45800 Mountain Pine Square, Sterling, Virginia 20166.

(9)	The address of Mr. Srivastava is C-482, Defence Colony, New Delhi 110024 India.

(10)	Does not include 14,900 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

(11)	The business address of Sapling LLC is 505 Fifth Avenue, 23rd Floor, New York, NY 10017.

(12)
Sapling and Fir Tree Recovery are the beneficial owners 441,841 shares of Class B common stock and 144,159 shares of Class B common stock, respectively. Fir Tree, Inc. may be deemed to beneficially own the shares of Class B common stock held by Sapling LLC and Fir Tree Recovery Master Fund, L.P., as Fir Tree, Inc. is the investment manager of both entities. The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on September 22, 2006.

(13)	The business address of Fir Tree Recovery Master Fund, L.P. is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Grand Cayman Islands.

(14)	The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, NY 10017.

(15)	Does not include 2,911,060 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In August 2005, we issued 100 shares of common stock for $500 in cash, or a purchase price of $5.00 per share. We also issued 1,537,500 Class W warrants and 1,537,500 Class Z warrants for $153,750 in cash, at a purchase price of $0.05 per warrant. These securities were issued to the individuals and entities set forth below, as follows:

Name	Number of Shares of Common Stock	Number of Class W Warrants	Number of Class Z Warrants	Relationship to Us
Rahul Prakash	0	583,710	583,710	Chairman of the Board and Chief Executive Officer
Abhishek Jain	100(1)	363,260(1)	363,260(1)	President, Secretary and Director
Avinash Vashistha	0	363,260(2)	363,260(2)	Executive Vice President, Chief Financial Officer and Director
Dr. Brian Boyle	0	145,300	145,300	Director
Atikem Haile-Mariam	0	37,260	37,260	Senior Advisor and Warrantholder
Ravindra Sannareddy	0	37,260	37,260	Senior Advisor and Warrantholder
Saurabh Srivastava	0	7,450	7,450	Senior Advisor and Warrantholder

(1)	These shares and warrants were acquired by WTP Capital, LLC, of which Mr. Jain is the Chief Executive Officer and a member.

(2)	These warrants were acquired by Tholons Capital LLC, of which Mr. Vashistha is President and a member.

Each of the current holders of our securities has agreed, pursuant to a letter agreement between us and HCFP/Brenner Securities, not to sell any of the foregoing securities until the completion of a business combination. In addition, WTP Capital, LLC, the sole holder of our common stock outstanding prior to our initial public offering, of which Mr. Jain is Chief Executive Officer and a member, has agreed to waive its right to participate in any liquidation distribution with respect to shares of common stock acquired by it prior to our initial public offering.

Everest Telecom LLC, an affiliate of Mr. Prakash, has agreed that until the acquisition of a target business, it will make available to us office space and certain office and administrative services, as we may require from time to time. We have agreed to pay Everest Telecom $7,500 per month for these services. Mr. Prakash is its President and Chief Executive Officer and member owns approximately 90% of Everest Telecom. Consequently, Mr. Prakash will benefit from this transaction to the extent of his interests in Everest Telecom. However, this arrangement is solely for our benefit and is not intended to provide Mr. Prakash compensation in lieu of a salary. We believe, based on rents and fees for similar services in the northern Virginia area, that the fees charged by Everest Telecom is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

Our initial securityholders advanced a total of $52,500 to us in August 2005 to cover expenses related to our initial public offering. We issued notes to them which were repaid from the proceeds of our initial public offering that are not held in trust.

We will reimburse our initial securityholders, including our officers and directors, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $7,500 per-month administrative fee payable to Everest Telecom and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our initial securityholders, officers or directors, or to any of their affiliates prior to, or for any services they render in order to effectuate, the consummation of the business combination. From the consummation of our initial public offering through July 31, 2006, we paid an aggregate of $48,937 to Everest Telecom.

Any ongoing or future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will require prior approval in each instance by a majority of our disinterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction. These directors will, if they determine necessary or appropriate, have access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The following is a summary of the fees billed to the Company by BDO Seidman, LLP for professional services rendered from inception (August 10, 2005) to July 31, 2006:

Audit Fees(1)	$69,496
Audit-Related Fees(2)	14,000
Tax Fees(3)	—
$83,496

(1)
Represents audit fees related to professional services rendered in connection with our initial public offering (financial statements included in our Registration Statement on Form S-1 and our Current Report on Form 8-K filed with the SEC on April 25, 2006), aggregating $42,528 (including expenses of $2,528), the audit of our financial statements for the period from August 10, 2005 (date of inception) to July 31, 2006, estimated to be $18,000, and for the quarterly review of our financial statements in our Form 10-Q for the period ended April 30, 2006 of $8,968.

(2)	Audit-related fees of $14,000 include professional services related to consultation on accounting matters during our registration statement process for our initial public offering.

(3)	There were no tax fees related to professional services rendered for tax compliance, tax advice or tax planning.

Pre-Approval Policies And Procedures

We currently do not have an audit committee. However, our board of directors has approved of the services described above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K:

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by us with the SEC, as exhibits to our registration statement on Form S-1 (File No. 333-128350). All other documents listed are filed with this report.

Exhibit No.	Description
*1.1	Form of Underwriting Agreement.

*1.2	Form of Selected Dealers Agreement.

3.1	Amended and Restated Certificate of Incorporation.

*3.2	By-laws.

*3.2.1	Amended and Restated By-laws.

*4.1	Specimen Series A Unit Certificate.

*4.2	Specimen Series B Unit Certificate.

*4.3	Specimen Common Stock Certificate.

*4.4	Specimen Class B Common Stock Certificate.

*4.5	Specimen Class W Warrant Certificate.

*4.6	Specimen Class Z Warrant Certificate.

*4.7	Form of Unit Purchase Option to be granted to Representative.

*4.8	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant.

*10.1	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Rahul Prakash.

*10.2	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Abhishek Jain.

*10.3	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Avinash Vashistha.

*10.4	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Dr. Brian Boyle

*10.5	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Atikem Haile- Mariam.

*10.6	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Ravindra Sannareddy.

*10.7	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Saurabh Srivastava.

*10.8	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and WTP Capital, LLC.

*10.9	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Tholons Capital, LLC.

*10.10	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant.

*10.11	Registration Rights Agreement among the Registrant and the Initial Stockholders.

*10.12	Form of Administrative Services Agreement between Everest Telecom LLC and Registrant.

*10.13	Letter Agreement among the Registrant and its Initial Warrantholders dated as of February 2, 2006.

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer

31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Financial Officer

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of October, 2006.

GLOBAL SERVICES PARTNERS ACQUISITION CORP.

By:	/s/ Rahul Prakash
Rahul Prakash Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 30th day of October, 2006 by the following persons on behalf of the registrant and in the capacity indicated.

Name	Title
/s/ Rahul Prakash	Chairman of the Board and Chief Executive Officer
Rahul Prakash /s/ Abhishek Jain	President, Secretary and Director
Abhishek Jain /s/ Avinash Vashistha	Executive Vice President, Chief Financial Officer and Director
Avinash Vashistha /s/ Dr. Brian Boyle	Director
Dr. Brian Boyle

GLOBAL SERVICES PARTNERS ACQUISITION CORP.
(a corporation in the development stage)

FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED JULY 31, 2006
INDEX

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheet, as of July 31, 2006	F-3

Statement of Operations, from inception
(August 10, 2005) to July 31, 2006	F-4

Statement of Stockholders’ Equity, from inception
(August 10, 2005) to July 31, 2006	F-5

Statement of Cash Flows, from inception
(August 10, 2005) to July 31, 2006	F-6

Notes to Financial Statements	F-7 - F-12

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Global Services Partners Acquisition Corp.
Falls Church, Virginia

We have audited the accompanying balance sheet of Global Services Partners Acquisition Corp. (a corporation in the development stage) as of July 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the period from inception (August 10, 2005) to July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Services Partners Acquisition Corp. as of July 31, 2006, and its results of operations and its cash flows for the period from inception (August 10, 2005) to July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York
October 18, 2006

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Balance Sheet

July 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$1,583,911
Investment held in trust, including
interest receivable of $80,929 (Note 1)	30,449,626
Prepaid expenses	4,125
Total assets	$32,037,662

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accrued registration costs	$89,909
Accounts payable and accrued expenses	42,225
Total current liabilities	132,134

Common stock, Class B subject to possible conversion
(1,195,402 shares at conversion value) (Note 1)	6,086,880

Commitments (Note 5)

Stockholders' Equity (Note 2, 7 and 8):
Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued	-
Common stock, par value $.0001 per share,
24,000,000 shares authorized, 920,100 shares
issued and outstanding	92
Common stock, Class B, par value $.0001 per share,
7,000,000 shares authorized, 4,784,598 shares issued
and outstanding (excluding 1,195,402 shares subject
to possible conversion)	478
Additional paid-in-capital	25,664,621
Retained earnings accumulated in the development stage	153,457
Total stockholders' equity	25,818,648

Total liabilities and stockholders' equity	$32,037,662

See Notes to Financial Statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Statement of Operations

From inception (August 10, 2005) to July 31, 2006

Operating expenses:
Professional fees	$64,424
General and administrative expenses (Notes 4 and 5)	41,035

Loss from operations	(105,459)

Interest income	258,916

Income before provision for income taxes	153,457

Provision for income taxes (Note 4)	-

Net income for the period	153,457

Accretion of Trust Fund relating to Class B
common stock subject to possible conversion	(50,100)

Net income attributable to other Class B stockholders
and common stockholders	$103,357

Weighted average Class B common shares outstanding
subject to possible conversion	329,071

Net income per Class B common share subject to possible
conversion, basic and diluted	$0.15

Weighted average number of shares outstanding, basic and diluted	1,570,467

Net income per share, basic and diluted	$0.07

See Notes to Financial Statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Statement of Stockholders’ Equity

From inception (August 10, 2005) to July 31, 2006

	Common Stock		Common Stock, Class B		Additional Paid -In	Retained earnings accumulated in the development
	Shares	Amount	Shares	Amount	Capital	stage	Total
Balance, August 10, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder
	100	-	-	-	500	-	500
Issuance of 3,075,000 Warrants
at $0.05 Per Warrant	-	-	-	-	153,750	-	153,750

Sale of 460,000 Series A Units and
2,990,000 Series B Units through public offering net of underwriter’s discount and offering expenses and net of proceeds of $6,036,780 allocable to 1,195,402 shares of common stock, Class B subject to possible conversion	920,000	92	4,784,598	478	25,560,371	-	25,560,941

Proceeds from sale of underwriters’ purchase option	-	-	-	-	100	-	100

Accretion relating to Class B common
stock subject to possible conversion					(50,100)	-	(50,100)

Net income for the period	-	-	-	-	-	153,457	153,457

Balance, July 31, 2006	920,100	$92	4,784,598	$478	$25,664,621	$153,457	$25,818,648

See Notes to Financial Statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Statement of Cash Flows

From inception (August 10, 2005) to July 31, 2006

CASH FLOW FROM OPERATING ACTIVITIES
Net income for the period	$153,457
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of securities held in trust fund	(169,697)
Change in operating asset and liability:
Interest receivable on investment held in Trust Fund	(80,929)
Increase in prepaid expenses	(4,125)
Increase in accounts payable and accrued expenses	42,225
Net cash used in operating activities	(59,069)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of securities held in trust fund	(121,072,880)
Maturity of securities held in trust fund	90,873,880
Net cash used in investing activities	(30,199,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	500
Proceeds from issuance of warrants	153,750
Proceeds from notes payable to initial securityholders	52,500
Repayment of notes payable to initial securityholders	(52,500)
Proceeds from sale of underwriters’ purchase option	100
Portion of net proceeds from sale of Series B units through
public offering allocable to shares of common stock, Class B
subject to possible conversion	6,036,780
Net proceeds from sale of units through public offering allocable
to stockholders’ equity	25,650,850
Net cash provided by financing activities	31,841,980
Net increase in cash and cash equivalents	1,583,911

Cash and cash equivalents
Beginning of period	-
End of period	$1,583,911
Supplemental disclosure of non-cash financing activities:
Accrued registration costs	$89,909
Fair value of underwriter purchase option included in
offering costs	$360,000
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-
Cash paid for interest	$-

See Notes to Financial Statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND ACTIVITIES

Global Services Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business (a “Target Business”). All activity since inception (August 10, 2005) through July 31, 2006 is related to the Company’s formation and capital raising activities. The Company has selected July 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

The registration statement for the Company's initial public offering ("Offering") was declared effective on April 18, 2006. The Company consummated the Offering on April 25, 2006 for net proceeds of approximately $31.6 million. The Company's management has broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a "Business Combination"). An amount of $30,449,626 (which includes accrued interest of $80,929 as of July 31, 2006) is being held in an interest-bearing trust account (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months (October 24, 2007), or consummated in 24 months, subsequent to the Offering (the "Target Business Acquisition Period"). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B common stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the "Conversion Right"). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.09 per share based on the value of the Trust Fund as of July 31, 2006. As a result of the Conversion Right, $6,086,880 (including accretion of $50,100 through July 31, 2006) has been classified in Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of July 31, 2006. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

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

The Company has also sold to certain of the underwriters for an aggregate of $100, an option (the “Underwriter’s Purchase Option” or “UPO”) to purchase up to a total of 20,000 additional Series A Units and/or 130,000 additional Series B Units (see Note 8).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investments Held in Trust - The Company’s restricted investment held in the Trust Fund at July 31, 2006 is comprised of Commonwealth of Virginia securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia and therefore no provision for income taxes is required for the period ended July 31, 2006.

Net Income Per Share - Net income per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is comprised of 100 initial shares outstanding throughout the period from August 10, 2005 to July 31, 2006 and an additional 920,000 common shares, 4,784,598 Class B shares and 1,195,402 Class B shares subject to possible conversion outstanding after the effective date of the offering in April 2006. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 10, 2005) through July 31, 2006.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

Fair Value of Financial Instruments and Derivatives - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at July 31, 2006.

The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

New Accounting Pronouncements - The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 - INCOME TAXES

Income Taxes

No provision for federal income taxes has been made since the Company’s interest income is earned from investments in Commonwealth of Virginia and Commonwealth of Maryland securities which are exempt from federal taxation.

Significant components of the Company’s future tax assets are as follows:

Tax effect of the operating loss carryforward	$36,000
Less valuation allowance	(36,000)
Totals	$-

Other

The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Included as part of general and administrative expenses in the accompanying statement of operations for the period ended July 31, 2006 is Delaware franchise tax expense of $10,056.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

NOTE 5 - COMMITMENTS

Administrative Services

Commencing on April 18, 2006, the effective date of the offering, the Company is obligated to pay an affiliate of the Company’s chief executive officer, $7,500 per month for office, secretarial and administrative services. An amount of $25,725 for such services from April 18, 2006 to July 31, 2006 is included in general and administrative expenses on the accompanying statement of operations.

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

NOTE 6 - NOTES PAYABLE

In August 2005, the Company’s initial securityholders advanced the Company $52,500 in the form of non-interest bearing notes. These notes were repaid in May and June 2006 from the proceeds of the Offering.

NOTE 7 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 24,000,000 shares of common stock and 7,000,000 shares of Class B common stock. As of July 31, 2006, there are 920,100 shares of the Company’s common stock issued and outstanding and 5,980,000 shares of the Company’s Class B stock issued and outstanding, including 1,195,402 Class B common shares subject to possible conversion.

As of July 31, 2006, there are 2,684,900 and 1,020,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

NOTE 8 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August, 2005, the Company sold and issued Class W Warrants to purchase 1,537,500 shares of the Company’s common stock, and Class Z Warrants to purchase 1,537,500 shares of the Company’s common stock to its initial securityholders, for an aggregate purchase price of $153,750, or $0.05 per warrant.

The Class W and Class Z Warrants held by the initial securityholders are also subject to a registration rights agreement. On January 31, 2006, the Company and the initial securityholders entered into a registration rights agreement and a letter agreement which revised the terms of the Company’s obligations under the warrant and registration right agreement to clarify that the Company will only deliver unregistered common shares upon exercise of the warrants.

The Class W Warrants and Class Z Warrants outstanding prior to the Offering may be exercised with cash on or prior to their respective expiration dates. Although the Company’s initial securityholders may make a written demand that the Company file a registration statement, the Company is only required to use its best efforts to cause the registration statement to be declared effective and, once effective, only to use its best efforts to maintain its effectiveness. Accordingly, the Company’s obligation is merely to use its best efforts in connection with the registration rights agreement and upon exercise of the warrants, the Company can satisfy its obligation by delivering unregistered shares of common stock.

Prior to entering into the registration rights agreement and the letter agreement with the initial securityholders, the Company accounted for the Class W and Class Z Warrants issued to such securityholders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $153,750 as a non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering into the registration rights agreement, the warrants no longer are accounted for as liabilities and were classified in stockholders’ equity. No income (loss) was recorded related to recording the derivative to market value as there was no change in the fair value of such securities. The Company determined the fair value of the Class W and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $153,750, or $0.05 per Warrant.

On January 31, 2006, the date of reclassification of the Warrants from liability to equity, the Company estimated that the fair value of the Class W and Class Z Warrants was still $0.05 per Warrant. The determination to value the Warrants at $0.05 was based on the cash purchase price paid in August 2005 by the holders, the fact that the Warrants were not publicly traded, the inherent price of $0.05 per Warrant contained in the Series A and Series B Units which were sold in the Offering, and an evaluation of the differences in the rights and privileges of the Warrants sold and issued in August 2005 versus the Warrants which were sold in the Offering.

Each Class W Warrant issued in the Offering and to the initial securityholders is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) April 18, 2007 and ending April 17, 2011. As of July 31, 2006, there were 7,517,500 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial securityholders is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) April 18, 2007 and ending April 17, 2013. As of July 31, 2006, there were 6,137,500 Class Z Warrants outstanding.

The Class W Warrants and Class Z Warrants outstanding prior to the Offering, all of which are held by the Company’s initial securityholders or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such securityholders or their affiliates. Except as set forth in the preceding sentence, the Company may redeem the Class W Warrants and/or Class Z Warrants with the prior consent of HCFP, the representative of the underwriters in the Offering, in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption (the “Measurement Period”). In addition, the Company may not redeem the Class W Warrants and/or the Class Z Warrants unless the shares of common stock underlying such warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for redemption.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

The Class W and Class  Z Warrants issued in the Offering will not be exercisable unless a registration statement covering the securities underlying the warrants is effective or an exemption from registration is available. Accordingly if the warrants are not able to be exercised such warrants may expire worthless. The Company has no obligation to net cash settle the exercise of the warrants.

The Class W Warrants and Class Z Warrants issued may be exercised with cash on or prior to their respective expiration dates. However, the Class W Warrants and Class Z Warrants issued will not be exercisable unless at the time of exercise the Company has a current prospectus relating to the Company’s common stock issuable upon exercise of the warrants and the common stock has been registered, qualified or deemed to be exempt under the applicable securities laws. Accordingly if the warrants are not able to be exercised such warrants may expire worthless. The Company has no obligation to net cash settle the exercise of the warrants.

The holders of Class W Warrants and Class Z Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock. As the proceeds from the exercise of the Class W Warrants and Class Z Warrants will not be received until after the completion of a Business Combination, the expected proceeds from exercise will not have any effect on the Company’s financial condition or results of operations prior to a Business Combination.

Underwriter Purchase Option

In connection with the Offering, the Company was issued to certain of the underwriters an option (the “UPO”) for an aggregate of $100 to purchase up to 20,000 Series A Units at an exercise price of $14.025 per unit and/or up to 130,000 Series B Units at an exercise price of $16.665 per unit on the later of (a) completion of a Business Combination and (b) April 18, 2007 and ending April 17, 2011. The fair value of the UPO, inclusive of the receipt of the $100 cash payment, was accounted for as an expense of the Offering resulting in a charge directly to stockholders’ equity with a corresponding credit to additional paid-in-capital. The Company determined the fair value of the UPO of approximately $360,000 using a Black-Scholes option-pricing model. The fair value of the UPO granted was estimated as of the date of issuance using the following assumptions: (1) expected volatility of 37.566%, (2) risk-free interest rate of 4.92% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. Each of the Series A Units and Series B Units included in the UPO are identical to the Series A Units and Series B Units sold in the Offering, except that the exercise price of the Class W Warrants underlying the Series B Units and the Class Z Warrants underlying the Series A Units will be $5.50 per share and the Class Z Warrants underlying the Series A Units shall only be exercisable until the fifth anniversary of the Offering.

The Company has no obligation to net cash settle the exercise of the UPO or the warrants underlying the UPO. The holder of the UPO will not be entitled to exercise the UPO or the warrants underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying warrants, the UPO or warrants, as applicable, will expire worthless.