Form 10-Q
period 2007-01-31
GLOBAL SERVICES PARTNERS ACQUISITION CORP.
filed 2007-03-19
CIK 1336262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission File Number: 000-51869

Global Services Partners Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	20-3290391 (I.R.S. Employer Identification No.)

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

As of March 13, 2007, 920,100 shares of common stock, par value $.0001 per share, and 5,980,000 shares of Class B common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Balance Sheets

	January 31, 2007	July 31, 2006
ASSETS	Unaudited

Current Assets:
Cash and cash equivalents	$1,212,208	$1,583,911
Investment held in trust, including
interest receivable of $82,444 and $80,829 (Note 1)	30,933,055	30,449,626
Prepaid insurance and other expenses	71,375	4,125

Total assets	$32,216,638	$32,037,662

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accrued registration costs	$-	$89,909
Accounts payable and accrued expenses	62,150	42,225
Total current liabilities	62,150	132,134

Common stock, Class B subject to possible conversion (1,195,402 shares at conversion value) (Note 1)	6,183,518	6,086,880

Commitments (Note 5)

Stockholders' Equity (Note 2, 6 and 7):

Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued	-	-

Common stock, par value $.0001 per share,
24,000,000 shares authorized, 920,100 shares
issued and outstanding	92	92

Common stock, Class B, par value $.0001 per share,
7,000,000 shares authorized, 4,784,598 shares issued
and outstanding (excluding 1,195,402 shares subject
to possible conversion)	478	478

Additional paid-in-capital	25,567,983	25,664,621
Retained earnings accumulated in the development stage	402,417	153,457

Total stockholders' equity	25,970,970	25,818,648

Total liabilities and stockholders' equity	$32,216,638	$32,037,662

See Notes to Unaudited Condensed Financial Statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Operations
(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the period from inception (August 10, 2005) to	For the period from inception (August 10, 2005) to
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006	January 31, 2007
Operating expenses:
Professional fees	$61,898	$4,000	$119,771	$13,647	$184,195
General and administrative expenses (Notes 4 and 5)	67,638	86	135,176	263	176,211

Loss from operations	(129,536)	(4,086)	(254,947)	(13,910)	(360,406)

Interest income	255,091	-	503,907	-	762,823

Income (loss) before provision for income taxes	125,555	(4,086)	248,960	(13,910)	402,417

Provision for income taxes (Note 4)	-	-	-	-	-

Net income (loss) for the period	125,555	(4,086)	248,960	(13,910)	402,417

Accretion of Trust Fund relating to Class B
common stock subject to possible conversion	(49,046)	-	(96,638)	-	(146,738)

Net income (loss) attributable to other Class B stockholders
and common stockholders	$76,509	$(4,086)	$152,322	$(13,910)	$255,679

Weighted average Class B common shares outstanding
subject to possible conversion	1,195,402	-	1,195,402	-

Net income per Class B common share subject to possible
conversion, basic and diluted	$0.04	$-	$0.08	$-

Weighted average number of shares outstanding, basic
and diluted	5,704,698	100	5,704,698	100
Net income (loss) per share, basic and diluted	$0.01	$(40.86)	$0.03	$(139.10)

See Notes to Unaudited Condensed Financial Statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Stockholders’ Equity

						Retained
						earnings
						accumulated
			Common Stock,		Additional	in the
	Common Stock		Class B		Paid -In	development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 10, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder
	100	-	-	-	500	-	500
Issuance of 3,075,000 Warrants
at $0.05 Per Warrant	-	-	-	-	153,750	-	153,750

Sale of 460,000 Series A Units and 2,990,000
Series B Units through public offering net of underwriter’s discount and offering expenses and net of proceeds of $6,036,780 allocable to 1,195,402 shares of common stock, Class B subject to possible conversion	920,000	92	4,784,598	478	25,560,371	-	25,560,941

Proceeds from sale of underwriters’ purchase option	-	-	-	-	100	-	100

Accretion relating to Class B common
stock subject to possible conversion					(50,100)		(50,100)

Net income for the period	-	-	-	-	-	153,457	153,457

Balance, July 31, 2006	920,100	$92	4,784,598	$478	$25,664,621	$153,457	$25,818,648

Accretion relating to Class B common					(96,638)		(96,638)
stock subject to possible conversion (unaudited)							-

Net income for the period (unaudited)	-	-	-	-	-	248,960	248,960

Balance, January 31, 2007 (unaudited)	920,100	$92	4,784,598	$478	$25,567,983	$402,417	$25,970,970

See Notes to Unaudited Condensed Financial Statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended	For the period from inception (August 10, 2005) to	For the period from inception (August 10, 2005) to
	January 31, 2007	January 31, 2006	January 31, 2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) for the period	$248,960	$(13,910)	$402,417
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of securities held in trust fund	(400,985)	-	(651,611)
Change in operating assets and liability:
Interest receivable on investment held in Trust Fund	(82,444)	-	(82,444)
Increase in prepaid insurance and other expenses	(67,250)	-	(71,375)
Increase (decrease) in accounts payable and accrued expenses	19,925	10,703	62,150

Net cash used in operating activities	(281,794)	(3,207)	(340,863)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of securities held in trust fund	(183,891,834)	-	(304,964,714)
Maturity of securities held in trust fund	183,891,834	-	274,765,714

Net cash used in investing activities	-	-	(30,199,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	500	500
Proceeds from issuance of warrants	-	153,750	153,750
Proceeds from notes payable to initial securityholders	-	52,500	52,500
Registration costs paid	(89,909)	-	-
Deferred registration costs	-	(153,003)	-
Repayment of notes payable to initial securityholders	-	-	(52,500)
Proceeds from sale of underwriters’ purchase option	-	-	100
Portion of net proceeds from sale of Series B units through
public offering allocable to shares of common stock, Class B subject to possible conversion	-	-	6,036,780
Net proceeds from sale of units through public offering allocable
to stockholders’ equity	-	-	25,560,941

Net cash provided by financing activities	(89,909)	53,747	31,752,071

Net increase in cash and cash equivalents	(371,703)	50,540	1,212,208

Cash and cash equivalents
Beginning of period	1,583,911	-	-

End of period	$1,212,208	$50,540	$1,212,208

Supplemental disclosure of non-cash financing activities:
Accrued registration costs	$-	$95,240	$-
Accretion of Trust Fund relating to common stock subject to possible conversion	$96,638	$-	$146,738
Fair value of underwriter purchase option included in
offering costs	$-	$-	$360,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

See Notes to Unaudited Condensed Financial Statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

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

The registration statement for the Company's initial public offering ("Offering") was declared effective on April 18, 2006. The Company consummated the Offering on April 25, 2006 for net proceeds of approximately $31.6 million. The Company's management has broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a "Business Combination"). An amount of $30,933,055 (which includes accrued interest of $82,444 as of January 31, 2007) is being held in an interest-bearing trust account (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months (October 24, 2007), or consummated in 24 months, subsequent to the Offering (the "Target Business Acquisition Period"). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B common stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the "Conversion Right"). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.17 per share based on the value of the Trust Fund as of January 31, 2007. As a result of the Conversion Right, $6,183,518 (including accretion of $146,738 through January 31, 2007) has been classified in Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of January 31, 2007. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

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
Notes to Unaudited Condensed Financial Statements

The Company has also sold to certain of the underwriters for an aggregate of $100, an option (the “Underwriter’s Purchase Option” or “UPO”) to purchase up to a total of 20,000 additional Series A Units and/or 130,000 additional Series B Units (see Note 7).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (August 10, 2005) to July 31, 2006 included in the Company’s Form 10-K filed on October 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended January 31, 2007, for the three months ended January 31, 2006, for the period from inception (August 10, 2005) to January 31, 2006 and for the period from inception (August 10, 2005) to January 31, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Investments Held in Trust - The Company’s restricted investment held in the Trust Fund at January 31, 2007 is comprised of Commonwealth of Virginia securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia and therefore no provision for income taxes is required for the period ended January 31, 2007.

Net Income Per Share - Net income per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is comprised of 920,100 common shares, 4,784,598 Class B shares and 1,195,402 Class B shares subject to possible conversion outstanding after the effective date of the offering in April 2006. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income (loss) per share were the same for the three and six months ended January 31, 2007, for the three months ended January 31, 2006 and for the period from inception (August 10, 2005) through January 31, 2006.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

Fair Value of Financial Instruments and Derivatives - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at January 31, 2007.

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

Other

The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Amounts of  $9,000, $18,000 and $28,056 for Delaware franchise taxes are included as part of general and administrative expenses in the accompanying statements of operations for the three and six months ended January 31, 2007 and for the period from inception (August 10, 2006) to January 31, 2007, respectively.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

NOTE 5 - COMMITMENTS

Administrative Services

Commencing on April 18, 2006, the effective date of the offering, the Company is obligated to pay an affiliate of the Company’s chief executive officer, $7,500 per month for office, secretarial and administrative services. Amounts of $22,500, $45,000 and $70,725 for such services for the three and six months ended January 31, 2007 and for the period from inception (August 10, 2005) to January 31, 2007, respectively, are included in general and administrative expenses on the accompanying statements of operations.

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

Common Stock and Class B Common Stock

The Company is authorized to issue 24,000,000 shares of common stock and 7,000,000 shares of Class B common stock. As of January 31, 2007, there are 920,100 shares of the Company’s common stock issued and outstanding and 5,980,000 shares of the Company’s Class B stock issued and outstanding, including 1,195,402 Class B common shares subject to possible conversion.

As of January 31, 2007, there are 2,684,900 and 1,020,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Financial Statements

Each Class W Warrant issued in the Offering and to the initial securityholders is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) April 18, 2007 and ending April 17, 2011. As of January 31, 2007, there were 7,517,500 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial securityholders is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) April 18, 2007 and ending April 17, 2013. As of January 31, 2007, there were 6,137,500 Class Z Warrants outstanding.

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
Notes to Unaudited Condensed Financial Statements

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

Results of Operations

Net income for the three months ended January 31, 2007 was $125,555, which consisted of interest income of the trust fund of $245,350, and interest on cash and cash equivalents of $9,741 offset by $61,898 of professional fees and $67,638 of general and administrative fees consisting of $22,500 for a monthly administrative services agreement with an affiliate, $12,500 of D&O insurance, $9,000 of Delaware franchise tax and $23,638 of other expenses.

Net loss for the three months ended January 31, 2006 was $4,086, which consisted of professional fees of $4,000 and $86 of other general and administrative services.

Net income for the six months ended January 31, 2007 was $248,960, which consisted of interest income of the trust fund of $483,428, and interest on cash and cash equivalents of $20,479 offset by $119,771 of professional fees and $135,176 of general and administrative fees consisting of $45,000 for a monthly administrative services agreement with an affiliate, $25,000 of D&O insurance, $18,000 of Delaware franchise tax and $47,176 of other expenses.

Net loss for the period from inception (August 10, 2005) to January 31, 2006 was $13,910, which consisted of $13,647 of professional fees and $263 of other general and administrative services.

Net income for the period from inception (August 10, 2005) to January 31, 2007 was $402,417, which consisted of interest income of the trust fund of $734,055, and interest on cash and cash equivalents of $28,768 offset by $184,195 of professional fees and $176,211 of general and administrative fees consisting of $70,725 for a monthly administrative services agreement with an affiliate, $25,000 of D&O insurance, $28,056 of Delaware franchise tax and $52,430 of other expenses.

Beginning April 18, 2006, we became obligated to pay Everest Telecom LLC, an affiliate of Mr. Rahul Prakash, our Chairman of the Board and Chief Executive Officer and a member of our board of directors, a monthly fee of $7,500 for office and administrative services. This arrangement is for our benefit and is not intended to provide compensation in lieu of a salary. As discussed above, amounts of $22,500 and $45,000 are included in general and administrative expenses on the accompanying condensed statements of operations for the three and six months ended January 31, 2007, and $70,725 for the period from inception (August 10, 2005) to January 31, 2007, pursuant to this arrangement.

Liquidity and Capital Resources

Our net proceeds from the IPO, after deducting offering expenses of approximately $485,000 and underwriting discounts of approximately $2,047,000, was approximately $31,600,000 of which $30,199,000 was placed in a trust account and the remaining proceeds of approximately $1,430,000 became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target. At January 31, 2007, we had cash outside of the trust account of $1,212,208, cash held inside the trust account of $30,933,055, prepaid expenses of $71,375 and total liabilities of $62,150.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until April 18, 2008, assuming that a business combination is not consummated during that time. Of the funds held outside of the trust account totaling $1,212,208 as of January 31, 2007, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred prior to completing a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $30,199,000 of the net offering proceeds has been placed into a trust account at Lehman Brothers maintained by American Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust will only be invested in United States “government securities,” defined as any Treasury Bill issued within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of January 31, 2007, $1,212,208 of the proceeds not held in trust were being held in a business checking account with Provident Bank National Association. Thus, we are subject to market risk primarily through the effect of changes in interest rates. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: March 19, 2007
	By:	/s/ Rahul Prakash
Rahul Prakash Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 19, 2007
	By:	/s/ Avinash Vashistha
Avinash Vashistha Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)