Form 10-Q
period 2007-04-30
GLOBAL SERVICES PARTNERS ACQUISITION CORP.
filed 2007-06-14
CIK 1336262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission File Number: 000-51869

Global Services Partners Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	20-3290391 (I.R.S. Employer Identification No.)

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

As of June 12, 2007, 920,100 shares of common stock, par value $.0001 per share, and 5,980,000 shares of Class B common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Balance Sheets

	April 30, 2007	July 31, 2006
ASSETS	Unaudited

Current Assets:
Cash and cash equivalents	$1,109,096	$1,583,911
Investment held in trust, including
interest receivable of $83,252 and $80,929 (Note 1)	31,173,644	30,449,626
Prepaid expenses	55,000	4,125

Total assets	$32,337,740	$32,037,662

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued registration costs	$-	$89,909
Accounts payable and accrued expenses	43,289	42,225
Total current liabilities	43,289	132,134

Common stock, Class B subject to possible conversion (1,195,402 shares at conversion value) (Note 1)	6,231,612	6,086,880

Commitments (Note 5)

Stockholders' Equity (Note 2, 6 and 7):

Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued	-	-

Common stock, par value $.0001 per share,
24,000,000 shares authorized, 920,100 shares
issued and outstanding	92	92

Common stock, Class B, par value $.0001 per share,
7,000,000 shares authorized, 4,784,598 shares issued
and outstanding (excluding 1,195,402 shares subject
to possible conversion)	478	478

Additional paid-in-capital	25,519,889	25,664,621
Retained earnings accumulated in the development stage	542,380	153,457

Total stockholders' equity	26,062,839	25,818,648

Total liabilities and stockholders' equity	$32,337,740	$32,037,662

See Notes to Unaudited Condensed Financial Statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Operations
(Unaudited)

	For the three months ended April 30, 2007	For the three months ended April 30, 2006	For the nine months ended April 30, 2007	For the period from inception (August 10, 2005) to April 30, 2006	For the period from inception (August 10, 2005) to April 30, 2007
Operating expenses:
Professional fees	$44,714	$2,000	$150,313	$15,747	$228,909
General and administrative expenses (Notes 4 and 5)	61,171	4,060	210,519	4,323	237,382

Loss from operations	(105,885)	(6,060)	(360,832)	(20,070)	(466,291)

Interest income	245,848	15,933	749,755	15,933	1,008,671

Income (loss) before provision for income taxes	139,963	9,873	388,923	(4,137)	542,380

Provision for income taxes (Note 4)	-	-	-	-	-

Net income (loss) for the period	139,963	9,873	388,923	(4,137)	542,380

Accretion of Trust Fund relating to Class B
common stock subject to possible conversion	(48,094)	(3,185)	(144,732)	(3,185)	(194,832)

Net income (loss) attributable to other Class B stockholders
and common stockholders	$91,869	$6,688	$244,191	$(7,322)	$347,548

Weighted average Class B common shares outstanding
subject to possible conversion	1,195,402	-	1,195,402	-

Net income per Class B common share subject to possible
conversion, basic and diluted	$0.04	$-	$0.12	$-

Weighted average number of shares outstanding, basic
and diluted	5,704,698	465,269	5,704,698	156,918
Net income (loss) per share, basic and diluted	$0.02	$0.01	$0.04	$(0.05)

See Notes to Unaudited Condensed Financial Statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Stockholders’ Equity

	Common Stock		Common Stock, Class B		Additional Paid-In	Retained earnings accumulated in the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 10, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500	-	500
Issuance of 3,075,000 Warrants at $0.05 Per Warrant	-	-	-	-	153,750	-	153,750

Sale of 460,000 Series A Units and 2,990,000 Series B Units through public offering net of underwriter’s discount and offering expenses and net of proceeds of $6,036,780 allocable to 1,195,402 shares of common stock, Class B subject to possible conversion	920,000	92	4,784,598	478	25,560,371	-	25,560,941

Proceeds from sale of underwriters’ purchase option	-	-	-	-	100	-	100

Accretion relating to Class B common stock subject to possible conversion					(50,100)		(50,100)

Net income for the period	-	-	-	-	-	153,457	153,457

Balance, July 31, 2006	920,100	$92	4,784,598	$478	$25,664,621	$153,457	$25,818,648

Accretion relating to Class B common stock subject to possible conversion (unaudited)					(144,732)		(144,732)

Net income for the period (unaudited)	-	-	-	-	-	388,923	388,923

Balance, April 30, 2007 (unaudited)	920,100	$92	4,784,598	$478	$25,519,889	$542,380	$26,062,839

See Notes to Unaudited Condensed Financial Statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended April 30, 2007	For the period from inception (August 10, 2005) to April 30, 2006	For the period from inception (August 10, 2005) to April 30, 2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) for the period	$388,923	$(4,137)	$542,380
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of securities held in trust fund	(640,766)	-	(891,392)
Change in operating asset and liability:
Interest receivable on investment held in Trust Fund	(83,252)	(15,933)	(83,252)
Increase in prepaid expenses	(50,875)	(5,500)	(55,000)
Increase (decrease) in accounts payable and accrued expenses	(88,845)	12,556	43,289

Net cash used in operating activities	(474,815)	(13,014)	(443,975)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of securities held in trust fund	(183,981,743)	(30,199,000)	(397,995,877)
Maturity of securities held in trust fund	183,981,743		367,796,877

Net cash used in investing activities	-	(30,199,000)	(30,199,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	500	500
Proceeds from issuance of warrants	-	153,750	153,750
Proceeds from notes payable to initial securityholders	-	52,500	52,500
Repayment of notes payable to initial securityholders	-	-	(52,500)
Proceeds from sale of underwriters’ purchase option	-	100	100
Portion of net proceeds from sale of Series B units through
public offering allocable to shares of common stock, Class B subject to possible conversion	-	6,036,780	6,036,780
Net proceeds from sale of units through public offering allocable
to stockholders’ equity	-	25,727,785	25,560,941

Net cash provided by financing activities	-	31,971,415	31,752,071

Net increase in cash and cash equivalents	(474,815)	1,759,401	1,109,096

Cash and cash equivalents
Beginning of period	1,583,911	-	-

End of period	$1,109,096	$1,759,401	$1,109,096

Supplemental disclosure of non-cash financing activities:
Accrued registration costs	$-	$135,629	$-
Fair value of underwriter purchase option included in
offering costs	$-	$360,000	$360,000

Accretion relating to class B common stock subject to possible conversion	$144,732	$3,185	$194,832

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

See Notes to Unaudited Condensed Financial Statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

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

The registration statement for the Company's initial public offering ("Offering") was declared effective on April 18, 2006. The Company consummated the Offering on April 25, 2006 for net proceeds of approximately $31.6 million. The Company's management has broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a "Business Combination"). An amount of $31,173,644 (which includes accrued interest of $83,252 as of April 30, 2007) is being held in an interest-bearing trust account (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months (October 24, 2007), or consummated in 24 months, subsequent to the Offering (the "Target Business Acquisition Period"). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B common stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the "Conversion Right"). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.21 per share based on the value of the Trust Fund as of April 30, 2007. As a result of the Conversion Right, $6,231,612 (including accretion of $194,832 through April 30, 2007) has been classified in Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of April 30, 2007. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (August 10, 2005) to July 31, 2006 included in the Company’s Form 10-K filed on October 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended April 30, 2007, for the three months ended April 30, 2006, for the period from inception (August 10, 2005) to April 30, 2006 and for the period from inception (August 10, 2005) to April 30, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Investments Held in Trust - The Company’s restricted investment held in the Trust Fund at April 30, 2007 is comprised of Commonwealth of Virginia securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia and therefore no provision for income taxes is required for the period ended April 30, 2007.

Net Income Per Share - Net income per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is comprised of 920,100 common shares, 4,784,598 Class B shares and 1,195,402 Class B shares subject to possible conversion outstanding after the effective date of the offering in April 2006. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income (loss) per share were the same for the three and nine months ended April 30, 2007, for the three months ended April 30, 2006 and for the period from inception (August 10, 2005) through April 30, 2006.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

Fair Value of Financial Instruments and Derivatives - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at April 30, 2007.

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

New Accounting Pronouncements -In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a significant effect on the Company’s balance sheet or statements of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

NOTE 4 - INCOME TAXES

Income Taxes

No provisions for federal income taxes has been made since the Company’s interest income is earned from investments in Commonwealth of Virginia and Commonwealth of Maryland securities which are exempt from federal taxation.

Other

The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Amounts of  $9,000, $27,000, $1,000, $1,056 and $37,056 for Delaware franchise taxes are included as part of general and administrative expenses in the accompanying statements of operations for the three and nine months ended April 30, 2007, for the three months ended April 30, 2006, for the period from inception (August 10, 2006) to April 30, 2006 and for the period from inception (August 10, 2006) to April 30, 2007, respectively.

NOTE 5 - COMMITMENTS

Administrative Services

Commencing on April 18, 2006, the effective date of the offering, the Company is obligated to pay an affiliate of the Company’s chief executive officer, $7,500 per month for office, secretarial and administrative services. Amounts of $22,500, $67,500, $3,000 and $93,225 for such services for the three and nine months ended April 30, 2007, for the three months ended April 30, 2006 and for the period from inception (August 10, 2006) to April 30, 2006 and for the period from inception (August 10, 2005) to April 30, 2007, respectively, are included in general and administrative expenses on the accompanying statements of operations.

Financial Advisory Services

HCFP/Brenner Securities LLC (“HCFP”) has been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay HCFP a cash transaction fee of $900,000. The recognition and payment of such fee is contingent upon consumation of a business combination and as a result no amount for such fees are accrued at April 30, 2007.

Solicitation Services

The Company has engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company will pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after April 18, 2007 if the exercise is solicited by HCFP. As of April 30, 2007 no warrants have been exercised.

NOTE 6 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

Common Stock and Class B Common Stock

The Company is authorized to issue 24,000,000 shares of common stock and 7,000,000 shares of Class B common stock. As of April 30, 2007, there are 920,100 shares of the Company’s common stock issued and outstanding and 5,980,000 shares of the Company’s Class B stock issued and outstanding, including 1,195,402 Class B common shares subject to possible conversion.

As of April 30, 2007, there are 2,684,900 and 1,020,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

The Class W and Class Z Warrants held by the initial securityholders are also subject to a registration rights agreement. The Class W Warrants and Class Z Warrants outstanding prior to the Offering may be exercised with cash on or prior to their respective expiration dates. Although the Company’s initial securityholders may make a written demand that the Company file a registration statement, the Company is only required to use its best efforts to cause the registration statement to be declared effective and, once effective, only to use its best efforts to maintain its effectiveness. Accordingly, because the Company’s obligation is merely to use its best efforts in connection with the registration rights agreement and upon exercise of the warrants, the Company can satisfy its obligation by delivering unregistered shares of common stock.

Each Class W Warrant issued in the Offering and to the initial securityholders is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) April 18, 2007 and ending April 17, 2011. As of April 30, 2007, there were 7,517,500 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial securityholders is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) April 18, 2007 and ending April 17, 2013. As of April 30, 2007, there were 6,137,500 Class Z Warrants outstanding.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

The Class W Warrants and Class Z Warrants outstanding prior to the Offering, all of which are held by the Company’s initial securityholders or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such securityholders or their affiliates. Except as set forth in the preceding sentence, the Company may redeem the Class W Warrants and/or Class Z Warrants with the prior consent of HCFP, the representative of the underwriters in the Offering, in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption (the “Measurement Period”). In addition, the Company may not redeem the Class W Warrants and/or the Class Z Warrants unless the shares of common stock underlying such warrants are covered by an effective registration statement.

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

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity that has an operating business in the security industry. We completed our initial public offering (“IPO”) on April 25, 2006. Our entire activity from inception through the consummation of our IPO on April 25, 2006 was to prepare for and complete our IPO. Since the consummation of our IPO on April 25, 2006, our activity has been limited to identifying targets for a business combination.

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

Results of Operations

Net income for the three months ended April 30, 2007 was $139,963, which consisted of interest income of the trust fund of $240,590, and interest on cash and cash equivalents of $5,258 offset by $44,714 of professional fees and $61,171 of general and administrative fees consisting of $22,500 for a monthly administrative services agreement with an affiliate, $15,000 of D&O insurance, $9,000 of Delaware franchise tax and $14,671 of other expenses.

Net income for the three months ended April 30, 2006 was $9,873, which consisted of interest income of the trust fund of $15,933 offset by professional fees of $2,000 and $4,060 of other general and administrative services.

Net income for the nine months ended April 30, 2007 was $388,923, which consisted of interest income of the trust fund of $724,018, and interest on cash and cash equivalents of $25,737 offset by $150,313 of professional fees and $210,519 of general and administrative fees consisting of $67,500 for a monthly administrative services agreement with an affiliate, $40,000 of D&O insurance, $27,000 of Delaware franchise tax and $76,019 of other expenses.

Net loss for the period from inception (August 10, 2005) to April 30, 2006 was $4,137, which consisted of interest income of $15,933 offset by professional fees of $15,747 and $4,323 of other general and administrative services.

Net income for the period from inception (August 10, 2005) to April 30, 2007 was $542,380, which consisted of interest income of the trust fund of $974,644, and interest on cash and cash equivalents of $34,027 offset by $228,909 of professional fees and $237,382 of general and administrative fees consisting of $93,225 for a monthly administrative services agreement with an affiliate, $40,000 of D&O insurance, $27,056 of Delaware franchise tax and $77,101 of other expenses.

Beginning April 18, 2006, we became obligated to pay Everest Telecom LLC, an affiliate of Mr. Rahul Prakash, our Chairman of the Board and Chief Executive Officer and a member of our board of directors, a monthly fee of $7,500 for office and administrative services. This arrangement is for our benefit and is not intended to provide compensation in lieu of a salary. Amounts of $22,500 and $67,500 are included in general and administrative expenses on the accompanying condensed statements of operations for the three and nine months ended April 30, 2007, $3,000 for the three months ended April 30, 2006 and for the period from inception (August 10, 2005) to April 30, 2006 and $93,225 for the period from inception (August 10, 2005) to April 30, 2007, pursuant to this arrangement.

Liquidity and Capital Resources

Our net proceeds from the IPO, after deducting offering expenses of approximately $434,000 and underwriting discounts of approximately $2,047,000, was approximately $31,600,000 of which $30,199,000 was placed in a trust account and the remaining proceeds of approximately $1,430,000 became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target. At April 30, 2007, we had cash outside of the trust account of $1,109,096, cash held inside the trust account of $31,173,644, prepaid expenses of $55,000 and total liabilities of $43,289.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until April 18, 2008, assuming that a business combination is not consummated during that time. Of the funds held outside of the trust account totaling $1,109,096 as of April 30, 2007, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred prior to completing a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $30,199,000 of the net offering proceeds has been placed into a trust account at Lehman Brothers maintained by American Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust will only be invested in United States “government securities,” defined as any Treasury Bill issued within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of April 30, 2007, $1,109,096 of the proceeds not held in trust were being held in a business checking account with Provident Bank National Association. Thus, we are subject to market risk primarily through the effect of changes in interest rates. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: June 14, 2007
	By:	/s/ Rahul Prakash
Rahul Prakash Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: June 14, 2007
	By:	/s/ Avinash Vashistha
Avinash Vashistha Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)