Form 10-K
period 2007-07-31
GLOBAL SERVICES PARTNERS ACQUISITION CORP.
filed 2007-10-29
CIK 1336262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2007

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number 000-51869
_____________________

GLOBAL SERVICES PARTNERS ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)
___________________

Delaware	20-3290391
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3130 Fairview Park Drive, Suite 500,
Falls Church, VA	22042
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:    (703) 373-3143

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
CLASS W WARRANTS, EACH TO PURCHASE ONE SHARE OF COMMON STOCK
CLASS Z WARRANTS, EACH TO PURCHASE ONE SHARE OF COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

*Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of January 31, 2007, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $27,123,560.

As of October 25, 2007, there were 920,100 shares of the registrant’s Common Stock, $.0001 par value outstanding and 5,980,000 shares of the registrant’s Class B Common Stock, $.0001 par value.

GLOBAL SERVICES PARTNERS ACQUISITION CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2007

PART I

ITEM. 1  BUSINESS

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

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

Introduction

We are a blank check company incorporated under the laws of the State of Delaware on August 10, 2005 to serve as a vehicle for the acquisition of an unidentified operating business. Our efforts in identifying a prospective target business are not limited to a particular industry. Our current business consists solely of identifying, researching and negotiating the purchase of a business meeting the requirements and standards of our business plan. On October 18th and 19th, 2007, we entered into two letters of intent (the “LOIs”) with two separate target companies relating to proposed business combinations. As a result of entering into the LOIs, we must complete a business combination with either of these target companies on or before April 25, 2008.

We intend to continue to negotiate definitive agreements with both of the target companies until we reach a definitive agreement with one of them. There is no assurance that we will be able to reach a definitive agreement with either of the target companies. There is no assurance that the acquisition of either target company will be completed, as each acquisition is subject to successful completion of business, legal and accounting due diligence, as well as the execution of definitive agreements and the approval of our stockholders.

Having entered into the LOIs with the two target companies, however, we intend to focus all our efforts on completing a transaction with one of the target companies. Given the timing of the LOIs and our charter constraints, we cannot consummate an alternative transaction if neither of these transactions are completed.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. Rather, we are devoting our time, attention and resources to negotiating and completing the proposed business combination with one of the target companies with whom we have entered into an LOI. Only a portion of the net proceeds of our initial public offering are to be applied generally toward effecting one of the proposed business combinations and we expect to utilize the remaining proceeds following the transaction for working capital and general corporate purposes.

Selection of a target business and structuring a business combination

Prior to entering into the LOIs, our approach in seeking to complete a business combination involved directly identifying target businesses, as well as having target candidates brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community. Target businesses were brought to our attention by such unaffiliated sources as solicited and unsolicited proposals. Our initial securityholders, including our officers, directors and senior advisors, and their affiliates also brought to our attention target business candidates of which they become aware. We may have to pay a finder’s fee to a third party, depending on which business consummation is ultimately completed, if any. In no event, however, will we pay any of our initial stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Although our efforts in identifying a prospective target business were not limited to a particular industry, we initially focused our search on target businesses in the business process and services industry. We considered and reviewed over fifty potential target businesses, including opportunities within the business process and services industry, as well as opportunities in other industries. These potential targets included opportunities in the call center, medical claims processing, engineering services, information technology services, animation services, research services, and financial analysis services sectors, among others. Targets that presented opportunities for operational cost savings via business process reengineering and/or leveraging offshore human resources were of special interest to us. Additionally, targets that had characteristics of strong revenue growth, positive earnings before interest, tax, depreciation and amortization, and that leveraged skilled labor forces were also of special interest. Targets that were outside of the traditional business process and services industries that met these cost savings and growth criteria were considered equally favorably as targets that were in the traditional business process and services industries.

Subject to the requirement that our initial business combination must be with a target business that has a fair market value that is equal to at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We had not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses, though we were initially focusing on the business process services sector. However, to the extent that we became aware of targets outside of the business process services sector that (i) presented opportunities for operational cost savings via business process reengineering or leveraging offshore human resources or (ii) had characteristics of strong revenue growth, positive earnings before interest, tax, depreciation and amortization, and that leveraged skilled labor forces, we considered such prospective target businesses equally.

In evaluating a prospective target business, our management considered, among other factors, the following:

• financial condition and results of operation;

• growth potential;

• experience and skill of management and availability of additional personnel;

• skilled labor intensive operations that can be relocated to lower cost jurisdictions;

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

The above criteria were not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination was based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating our prospective business combination, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us. We will also seek to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust.

As we have only recently identified specific business combination candidates, the time and costs required to evaluate such transactions and structure and complete a business combination with one of the target companies cannot currently be ascertained with any degree of certainty. If a business combination is not ultimately completed, any costs incurred with respect to the evaluation of the prospective target businesses will result in a loss to us and reduce the amount of our capital.

In connection with our initial public offering, we had engaged HCFP/Brenner Securities, the representative of the underwriters of our initial public offering, on a non-exclusive basis, to act as our investment banker to assist us in structuring a business combination and negotiating its terms (but not for purposes of locating potential target candidates for our business combination). We will pay HCFP/Brenner Securities a cash fee at the closing of our business combination of $900,000.

Although we intend to scrutinize closely the management of our prospective business combination candidates, we cannot assure you that our assessment will prove to be correct. Pursuant to the LOIs, it is not anticipated that any of our officers will be employees of or consultants to the Company following either of the proposed business combinations. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our directors, if any, in the target businesses cannot currently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with the Company following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. The fair market value of our prospective target’s business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

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

Distribution of trust fund to Class B stockholders if no business combination

If we do not complete a business combination on or before April 25, 2008, our charter provides that we distribute to all of our Class B stockholders, in proportion to their respective equity interest in the Class B common stock, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, and all then outstanding shares of Class B common stock will be automatically cancelled. There will be no distribution from the trust fund with respect to our common stock or our Class W and Class Z warrants. Our charter provides that certain provisions that apply prior to a business combination, including those provisions relating to the distribution of the trust fund if no business combination occurs within the prescribed time periods, cannot be amended. Our counsel has advised us that these restrictions on charter amendments may not be enforceable under Delaware law. Nevertheless, we have viewed these business combination procedures in our charter as obligations to investors and we do not intend to propose any amendment to these procedures to our stockholders.

Without taking into account any interest earned on the trust fund, the initial aggregate conversion price of a share of Class B common stock would be $5.05. The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors which could be prior to the claims of our Class B stockholders. We cannot assure you that the actual distribution per Class B share will not be less than $5.05, plus interest, due to claims of creditors. If we are unable to complete a business combination and are forced to distribute the proceeds held in trust to our Class B stockholders, each of Rahul Prakash, our Chairman of the Board and Chief Executive Officer, Abhishek Jain, our President and a member of our Board of Directors, and Avinash Vashistha, our Executive Vice President and Chief Financial Officer and a member of our Board of Directors, have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in the trust. However, we cannot assure you that these individuals will be able to satisfy those obligations. Since we entered into a letter of intent to complete a business combination prior to October 25, 2007, but did not complete the business combination by such date, we have an additional six months in which to complete the business combination. If we are unable to do so on or before April 25, 2008, we will then notify the trustee of the trust fund to commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our Class B stockholders. We anticipate that our instruction to the trustee would be given promptly after such applicable date.

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

Liquidation if no business combination

If we do not complete a business combination on or before April 25, 2008, we will be dissolved and any remaining net assets, after the distribution of the trust fund to our Class B stockholders, will be distributed to the holders of our common stock. It is likely, however, that our remaining net assets will be minimal following the expenditures incurred in connection with the attempt to complete a business combination and, accordingly, such holders are likely to lose all or substantially all of their investment. Accordingly, the holders of our common stock will receive distributions on liquidation only in the event that the amount of proceeds not held in trust exceeds the expenses we incur.

Competition

In identifying, evaluating and selecting a target business, we have encountered intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we faced competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities with which we have competed are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Further:

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

Facilities
We maintain our executive offices at 3130 Fairview Park Drive, Suite 500, Falls Church, Virginia 22042. The cost for this space is included in the $7,500 per-month fee that Everest Telecom LLC charges us for general and administrative services pursuant to a letter agreement between us and Everest Telecom LLC, an affiliate of Mr. Prakash. We believe, based on rents and fees for similar services in the northern Virginia area, that the fee charged by Everest Telecom LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

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

Risks associated with our business

The Company has received an audit opinion with an explanatory paragraph regarding its ability to continue as a going concern.

The audit report our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended July 31, 2007 contains an explanatory paragraph regarding our ability to continue as a going concern. We are required to complete a business combination on or before April 25, 2008. The possibility of such business combination not being consummated raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are a development stage company with no operating history and very limited resources.

We are a recently incorporated development stage company with no operations to date other than organizational activities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. Although we have entered into two letters of intent, we have not yet entered into any definitive agreements, or other arrangements relating to a business combination. We have no present revenue and will not generate any revenue until, at the earliest, after the consummation of a business combination. As of October 25, 2007, our cash and working capital were insufficient to complete our planned activities for the upcoming year beyond April 25, 2008, the date by which we must consummate a business combination..

If we are unable to complete a business combination, holders of our common stock will be unable to convert their securities and participate in the distribution of the trust fund.

The trust fund is reserved for holders of our Class B common stock acquired as part of the Series B units sold in our initial public offering. Consequently, if we are unable to complete a business combination on or before April 25, 2008, the holders of common stock that was sold as part of the Series A units will not be entitled to participate in the distribution of the trust fund. Furthermore, there will be no distribution from the trust fund with respect to our outstanding Class W warrants and Class Z warrants.

Holders of the shares of common stock will not be entitled to vote those shares on a proposed business combination.

Unless required by the Delaware General Corporation Law, holders of the shares of common stock will not be entitled to vote those shares on a proposed business combination with a target business. Only the holders of Class B common stock will have an opportunity to approve a business combination. Consequently, holders of common stock and warrants will be entirely dependent upon the judgment of the holders of Class B common stock in determining whether or not a proposed business combination is approved.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.

There are numerous blank check companies which have gone public in the United States since August 2003 that are seeking to complete business combinations. Furthermore, there are numerous additional offerings for blank check companies in the United States that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. While some of the blank check companies must complete their respective business combinations in specific industries, a number of them may consummate their business combinations in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business combination, notwithstanding the fact that both of our LOIs contain provisions requiring the target company to exclusively negotiate with us for a minimum of thirty days or until completion of definitive agreements, whichever is earlier.

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

We will dissolve and liquidate if we do not consummate a business combination.

Because we entered into two letters of intent to complete a business combination prior to October 25, 2007, but did not complete the business combination by October 25, 2007, we must complete such business combination on or before April 25, 2008.

If we do not complete a business combination on or before April 25, 2008, we will be dissolved and any remaining net assets, after the distribution of the trust fund to our Class B stockholders, will be distributed to the holders of our common stock. It is likely, however, that our remaining net assets will be minimal following the expenditures incurred in connection with the attempt to complete a business combination and, accordingly, such holders are likely to lose all or substantially all of their investment. Accordingly, the holders of our common stock will receive distributions on liquidation only in the event that the amount of proceeds not held in trust exceeds the expenses we incur.

Since we have only recently selected two alternative target businesses with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business’ operations.

We have only recently identified prospective target businesses and entered into letters of intent with respect to proposed business combinations. We are currently conducting business, legal and accounting due diligence with respect to such prospective target businesses. Accordingly, our stockholders have no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with either target company, we may be affected by numerous risks inherent in their business operations. A letter of intent is merely a statement of the parties’ current intentions and remains subject to the execution of definitive agreements. Additionally, while we intend to focus all of our business efforts on completing a transaction with one of the target companies, as either transaction is subject to approval of our stockholders as well as a satisfactory completion of business, legal and account due diligence, it is possible that we will not complete a transaction. Given the timing of the LOIs and our charter constraints, we cannot consummate an alternative transaction if we do not complete a transaction with either target company. Although our management will endeavor to evaluate the risks inherent in the target businesses, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units, common stock or warrants will not ultimately prove to be less favorable to our stockholders than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation, as amended, authorizes the issuance of up to 24,000,000 shares of common stock, par value $.0001 per share, 7,000,000 shares of Class B common stock, par value $.0001 per share, and 5,000 shares of preferred stock, par value $.0001 per share. As of October 25, 2007, there were 2,684,900 and 1,020,000 authorized but unissued shares of our common stock and Class B common stock, respectively, available for issuance (after appropriate reservation for the issuance of shares upon conversion of the Class B common stock and upon full exercise of our outstanding Class W warrants and Class Z warrants and the purchase option granted to HCFP/Brenner Securities, the representative of the underwriters of our initial public offering) and all of the 5,000 shares of preferred stock available for issuance. Although we currently have no definitive agreements to issue our securities, we will, if either of the transactions contemplated by the LOIs is consummated, issue a substantial number of additional shares of our common stock in such business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

These individuals may be unfamiliar with the requirements of operating a public company which could cause them to have to expend time and resources to become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues.

Because our officers, directors and senior advisors allocate their time to other businesses, it may interfere with our ability to consummate a business combination.

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

As of July 31, 2007 we had $31,345,933.01 (plus interest receivable of $84,647) on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, initially we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several closely related operating businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

We have encountered intense competition from other entities with business objectives similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses has been limited by our available financial resources. This inherent competitive limitation has given others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek Class B stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of Class B common stock in certain instances may reduce the resources available for a business combination. Additionally, our outstanding Class W warrants and Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. The fact that less than half of the blank check companies that have gone public in the United States since August 2003 have completed a business combination or entered into a definitive agreement for a business combination may indicate that many privately held target businesses are not inclined to enter into a business combination with a blank check company. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate and, in such case, the holders of our common stock and warrants will lose their entire investment.

We may be unable to obtain additional financing, if required, to fund the operations and growth of the target business.

Although we believe our current assets will be sufficient to allow us to consummate a business combination contemplated by the LOIs, in as much as we have only recently identified a prospective target business, we cannot ascertain the capital requirements for the target business if the proposed business combination is completed. The net proceeds of our initial public offering may prove to be insufficient to fund the operations or growth of the target business. The failure to secure additional financing could prevent or severely limit the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

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

If our officers exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial securityholders are entitled to demand that we register the resale of their 100 shares of our common stock and their 1,537,500 Class W warrants and 1,537,500 Class Z warrants as well as the 3,075,000 shares of common stock underlying their Class W warrants and Class Z warrants at any time after we consummate a business combination. Thus, if our existing securityholders exercise their registration rights with respect to these securities, there could be up to an additional 100 shares of common stock and 3,075,000 warrants (or an additional 3,075,000 shares of common stock issuable upon exercise of such warrants) eligible for trading in the public market. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

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

We do not believe that our anticipated proposed activities will subject us to the Investment Company Act of 1940 as the proceeds held in trust may only be invested by the trust agent in “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the trust fund to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our Series A units, Series B units, common stock, Class B common stock, Class W warrants and Class Z warrants are traded on the Over-the-Counter Bulletin Board under the symbols GSPAU, GSPBU, GSPA, GSPB, GSPAW and GSPAZ, respectively. The following table sets forth the range of high and low closing bid prices for the Series A units, Series B units, common stock, Class B common stock, Class W warrants and Class Z warrants for the periods indicated since the units commenced public trading on April 20, 2006 and since the common stock, Class B common stock, Class W warrants and Class Z warrants commenced public trading on July 14, 2006. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Series A Units		Series B Units		Common Stock		Class B Common Stock		Class W Warrants		Class Z Warrants
	High	Low	High	Low	High	Low	High	Low	High	Low	High	Low

2007:
Fourth Quarter	$6.60	$6.30	$10.75	$10.56	$1.75	$1.70	$5.17	$5.09	$0.25	$0.22	$0.27	$0.27
Third Quarter	7.25	6.30	10.58	10.28	N/A	N/A	5.17	4.84	0.35	0.25	0.42	0.42
Second Quarter	7.25	6.00	10.20	9.85	2.05	1.70	4.88	4.75	0.30	0.23	0.40	0.40
First Quarter	7.95	7.30	10.20	10.00	N/A	N/A	4.85	4.75	0.32	0.30	N/A	N/A
2006:
Fourth Quarter	$9.50	$7.95	$10.80	$9.96	--	--	$4.77	$4.70	$0.30	$0.30	--	--
Third Quarter	9.55	9.30	10.80	10.35	--	--	--	--	--	--	--	--

Holders

As of October 25, 2007, there was 1 holder of record of our Series A units, 1 holder of record of our Series B units, 2 holders of record of our common stock, 1 holder of record of our Class B common stock, 7 holders of record of our Class W warrants and 8 holders of record of our Class Z warrants.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financials statements, which have been audited by BDO Seidman, LLP, independent registered public accounting firm, as indicated in their report included elsewhere herein.

		Period from
		inception (August
	Year Ended	1, 2005) to
	July 31, 2007	July 31, 2006
Statement of Operations Data:
Loss from operations	$(513,997)	$(105,459)
Interest income	1,014,792	258,916
Net income	500,795	153,457
Accretion of Trust Fund relating to Class B
common stock subject to possible conversion	(196,094)	(50,100)
Net income attributable to other Class B common stockholders
and common stockholders	304,701	103,357

Earnings per share data:
Class B common stock outstanding
subject to possible conversion	1,195,402	1,195,402
Net income per Class B common stock subject to possible
conversion, basic and diluted	0.16	$0.04
Weighted average number of shares outstanding, basic and diluted	5,704,698	1,570,467
Net income per share, basic and diluted	$0.05	$0.07

Other Financial Data:
Net cash used in operating activities	$(481,212)	$(59,069)
Cash contributed to trust fund	-	(30,199,000)
Net proceeds from public offering allocable to
stockholders' equity	-	25,650,850
Portion of net proceeds from public offering allocable to
Class B Common Stock subject to possible conversion	-	6,036,780

Selected Balance Sheet Data:	July 31, 2007	July 31, 2006
Cash and cash equivalents	995,386	1,583,911
Trust fund	31,430,580	30,449,626
Net working capital (a)	958,339	1,455,902
Total assets	32,484,370	32,037,662
Class B Common stock, subject to possible conversion	6,282,974	6,086,880
Total stockholders' equity	26,123,349	25,818,648

(a) Excludes restricted investments held in Trust and deferred acquisition costs

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.
General

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business. We completed our initial public offering (“IPO”) on April 25, 2006. Our entire activity from inception through the consummation of our IPO on April 25, 2006 was to prepare for and complete our IPO. Since the consummation of our IPO on April 25, 2006, our activity has been limited to identifying targets for a business combination.

As of October 25, 2007, we have entered into two letters of intent with two different target companies to effect a business combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a business combination.

Results of Operations

Net income for the year ended July 31, 2007 was $500,795 which consisted of interest income of the trust fund of $980,953, and interest on cash and cash equivalents of $33,839, offset by $253,945 of professional fees and $260,052 of general and administrative expenses consisting of $90,000 for a monthly administrative services agreement with an affiliate, $55,000 of D&O insurance, $ 36,500 of Delaware franchise tax and $78,552 of other expenses.

Net income for the period from inception (August 10, 2005) to July 31, 2006 was $153,457, which consisted of interest income of the trust fund of $250,626, and interest on cash and cash equivalents of $8,290, offset by $64,424 of professional fees and $41,035 of general and administrative expenses consisting of $25,725 for a monthly administrative services agreement with an affiliate, $10,056 of Delaware franchise tax and $5,254 of other expenses.

The Administrative Services Agreement with Everest Telecom LLC is for our benefit and is not intended to provide compensation in lieu of a salary. Amounts of $90,000, $25,725 and $115,725 are included in general and administrative expenses on the accompanying condensed statements of operations for the year ended July 31, 2007 and for the period from inception (August 1, 2005) to July 31, 2006 and for the period from inception (August 10, 2005) to July 31, 2007, pursuant to this arrangement.

Liquidity and Capital Resources

Our net proceeds from the IPO, after deducting offering expenses of approximately $434,000 and underwriting discounts of approximately $2,047,000, was approximately $31,600,000 of which $30,199,000 was placed in a trust account and the remaining proceeds of approximately $1,430,000 became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. We expect to use substantially all of the net proceeds of the IPO to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target. At July 31, 2007, we had cash outside of the trust account of $995,386, cash held inside the trust account of $31,430,580, prepaid expenses of $41,000, deferred acquisition costs of $17,404 and total liabilities of $78,047.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until April 25, 2008, assuming that a business combination is not consummated during that time. Of the funds held outside of the trust account totaling $995,386 as of July 31, 2007, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred prior to completing a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

Off-Balance Sheet Arrangements

As of July 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

Our contractual obligations are set forth in the following table as of July 31, 2007:

	Payment due by period
Contractual		Less than	1-3	3-5	More than
Obligations	Total	1 year	years	years	5 years
Administrative
services
agreement(1)	$64,500	$64,500		$-	-
Total	$64,500	$64,500	$0	$-	$-

(1) Beginning April 18, 2006, we became obligated to pay Everest Telecom LLC, an affiliate of Mr. Rahul Prakash, our Chairman of the Board and Chief Executive Officer and a member of our board of directors, a monthly fee of $7,500 for office and administrative services. Amounts of $90,000, $25,725 and $115,725 are included in general and administrative expenses on the accompanying condensed statements of operations for the year ended July 31, 2007 and for the period from inception (August 1, 2005) to July 31, 2006 and for the period from inception (August 10, 2005) to July 31, 2007, pursuant to this arrangement.

Critical Accounting Policies

Investments Held in Trust - The restricted investment held in the Trust Fund at July 31, 2007 is comprised of U.S. Government Institutional money market securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and the Company is incorporated in Delaware and accordingly is subject to franchise taxes.

Fair Value of Financial Instruments and Derivatives - The fair values of our assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at July 31, 2007.

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

As of July 31, 2007, $31,430,580 of the net proceeds of our initial public offering (including interest) was held in trust for the purposes of consummating a business combination. The proceeds held in trust have been invested in a money market fund which invests in United States Treasury Bills, commercial paper and other money market instruments. As of July 31, 2007, the effective annualized interest rate payable on our investment was 3.22%.

We have not engaged in any hedging activities since our inception on August 1, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements, the related notes, the Independent Auditors’ Report thereon and Management’s Report on Internal Control Over Financial Reporting are included in our 2007 Financial Statements and are filed as a part of this report on page F-1 following the signatures.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

Our current directors, executive officers and senior advisors are as follows:

Name	Age	Position

Rahul Prakash	46	Chairman of the Board and Chief Executive Officer
Abhishek Jain	39	President, Secretary and Director
Avinash Vashishtha	46	Executive Vice President, Chief Financial Officer and Director
Dr. Brian Boyle	59	Director
Atikem Haile-Mariam	42	Senior Advisor
Ravindra Sannareddy	44	Senior Advisor
Saurabh Srivastava	61	Senior Advisor

Rahul Prakash has been our Chairman of the Board and Chief Executive Officer since our inception. Mr. Prakash has served as the President and Chief Executive Officer of Everest Telecom LLC, a private investment firm that invests and manages investments in business services, software services, telecommunications and related businesses, since he founded that company in April 2002. In May 2006 Mr. Prakash formed served as President of Everest Telecom Management LLC, a company that makes private investments. Since March 2005, he also has served as the Chairman of the Board of Softscribe, a business process services company based in India, and since February 2005, has served as the Chairman of the Board of Everest Services, a software outsourcing firm, both of which are portfolio companies of Everest Telecom. From 1994 to 1997, Mr. Prakash was Vice President of Telcom Ventures, a private equity firm, and thereafter served as that company’s President from 1997 to September 2002. During his tenure, Telcom was an early investor in: XM Satellite Radio Holdings, Inc., a Nasdaq listed company; Aether Holdings, Inc., a Nasdaq listed company; Teligent, Inc., which was formerly a Nasdaq listed company; Mobile Satellite Ventures; Ubiquitel PCS, an affiliate of Sprint Corp., a New York Stock Exchange listed company; and BPL Mobile, a cellular operator in India, among others. Under Mr. Prakash’s leadership, Telcom also invested in Wireless Ventures of Brazil and Wireless Ventures of Argentina, which were collectively acquired in 1997 by Nextel International Inc., a subsidiary of a Nasdaq listed company. During his tenure at Telcom, Mr. Prakash served on the boards of two publicly-traded portfolio companies, Aether (from 1996 to June 2001), and Teligent (from May 2001 to September 2002). From 1991 to 1997, Mr. Prakash was employed with LCC International, Inc., a Nasdaq listed telecommunications company, as Vice President and Special Advisor to the Chairman. While at LCC, Mr. Prakash also served as Head of Business Development for Telemate, a joint venture of France Telecom and LCC International based in Paris (from 1993 to 1994). Mr. Prakash was a founding board member of the Indian CEO Council of the U.S., an organization of senior executive entrepreneurs, serving from 1996 until March 2005. Mr. Prakash received a B.A. with honors and an M.B.A. from Delhi University and an M.B.A. from American University.

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

Avinash Vashistha has been our Executive Vice President, Chief Financial Officer and a member of our Board of Directors since our inception. In February 2006, Mr. Vashistha founded Tholons, Inc., a business process services industry advisory and investment firm, and since its inception, Mr. Vashistha has served as Tholons’ Chairman and Chief Executive Officer. In his roles at Tholons and  neoIT and Nortel, Mr. Vashistha directly assisted clients in outsourcing more than $5 billion of business and IT services offshore. From 2000 until February 2006, Mr. Vashistha served as a Managing Partner, Director and Chairman of neoIT, a company he co-founded. neoIT is an advisory and management firm that advises clients regarding offshore IT and business services. Since December 2004, Mr. Vashistha has also been a Director of Tholons Capital LLC, a private equity firm. Mr. Vashistha co-authored the book, The Offshore Nation, published by McGraw-Hill, and lectures on globalization in international media and industry forums. From 1996 to 2000, Mr. Vashistha worked for Nortel Corporation, a New York Stock Exchange listed communications equipment manufacturer, where he served as Director of International Research and Development Operations. In this capacity, Mr. Vashistha established and headed Nortel’s Indian outsourcing operations, which was comprised of more than 1,800 personnel. From 1992 to 1996, as Director of European Delivery (U.K.) for Nortel, Mr. Vashistha led the design, development, deployment and support of large telecommunications networks for major U.K. and European clients. Mr. Vashistha also initiated offshoring work for Nortel to Vietnam, Turkey, Ireland, Israel, Russia and India. From 1990 to 1991, Mr. Vashistha was a Senior Manager with Nortel in the U.S., responsible for network management, client solutions, deployment and support. Prior to working at Nortel, Mr. Vashistha worked with AT&T and Lucent in the U.S., designing and creating telecom, network, and enterprise client solutions. Mr. Vashistha received a B.Tech. from the Indian Institute of Technology in Kanpur, India, an M.S. from the University of Alberta, Canada and an M.B.A. from the University of Phoenix.

Dr. Brian Boyle has been a member of our Board of Directors since our inception. Since 1993, Dr. Boyle has served as President of Boyle Corp, a private company that provides strategic consulting services to U.S. technology and service companies seeking to reduce development costs and increase quality. Since 1995, Dr. Boyle has served as a Director and Chairman Emeritus of MicroFinancial Incorporated, a New York Stock Exchange listed provider of lease and financing services, formerly known as Boyle Leasing Technologies. Dr. Boyle was the Chief Executive Officer of MicroFinancial from 1985 to 1987 and was its Chairman of the Board from 1985 to 1995. Additionally, Dr. Boyle has been a Director of Abt Associates Inc., a government and business research and consulting firm, since 1996. Since 1985, Dr. Boyle has been a Director of DentAMed Inc., a health care finance company providing consumer funding for medical care. Dr. Boyle also served, from 1996 to August 2007, as Vice Chairman of Boston Communications Group, Inc., a Nasdaq listed provider of access management, billing, payment and network solution services, and has held various other positions since joining that company in 1994.  From 1999 to March 2003, Dr. Boyle was Chairman of the Board and Chief Executive Officer of GoldK, Inc., a retirement plan platform company focused on using the Internet to create, manage, distribute and support retirement plans. From 1989 to 1993, Dr. Boyle was Chief Executive Officer of Credit Technologies, Inc. (now Lightbridge, a Nasdaq listed company), a provider of credit decision, fraud prevention and customer acquisition software and services to the wireless industry, which he founded in 1989. From 1986 to 1996, Dr. Boyle was a general partner of BEB I/BEB II Limited Partnerships, which were start-up-focused investment funds. From 1984 to 1990, Dr. Boyle was Chief Executive Officer of Appex, Inc., a provider of billing software, MIS systems and roaming network and clearinghouse services for the cellular industry that was acquired by Electronic Data Systems in 1990. In 1974, Dr. Boyle founded Interactive Management Systems, Inc., a software products firm, where he served as President and Chief Executive Officer until it was acquired in 1981 by a company now owned by GTE. Dr. Boyle left Interactive Management Systems in 1983. Dr. Boyle received an A.B. from Amherst College and a B.S., M.S., E.E. and Ph.D. from Massachusetts Institute of Technology.

Atikem Haile-Mariam has served as a Senior Advisor to us since August 2005. Since June 2003, Mr. Haile-Mariam has been the founding director of Glob-T, an international telecom and outsourcing consulting group. Since June 2005 he has also served as a marketing manager for Finisar Corp. From July 2004 to May 2005, he worked as a venture investment consultant for International Finance Corporation/World Bankʼs Global IT Investments Division, where he advised the International Finance Corporation on investments in the business process outsourcing sector and investment in the Asia-Pacific region. In January 2001, Mr. Haile-Mariam co-founded Ignis Inc., a telecom component manufacturer, and served as its Vice President of Marketing and Business Development from its founding until January 2003, when Ignis was acquired by Bookham Inc., a Nasdaq listed company. From 1999 to January 2001, Mr. Haile-Mariam was a member of Intel Capital Corporation’s investment organization and supervised that company’s investments in communications related entities. From 1992 to 1998, Mr. Haile-Mariam held several management positions within the communications group of Corning Inc. Mr. Haile-Mariam received a B.A. from Knox College , a B.S. from Washington University in St. Louis and an M.B.A. from The Darden School at the University of Virginia.

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

We do not have an audit committee of our Board of Directors nor do we have an audit committee financial expert, because we do not believe the nature of our business is such that an audit committee or audit committee financial expert would be useful or necessary. Furthermore, our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to appoint an audit committee. Our board of directors has not made a determination as to the independence of our directors. We intend to comply with the independence standards required upon completion of a business combination.

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

• Our directors own warrants that are subject to lock-up agreements restricting their sale until a business combination is successfully completed. Accordingly, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. Additionally, such individuals may purchase units in the open market. If such individuals purchase Series B units in the open market or Class B common stock in the open market, they would be entitled to vote as they choose on a proposal to approve a business combination and exercise conversion rights in connection therewith. These individuals may not have the same interests as other Class B common stockholders.

• Although none of our directors and officers are expected to enter into consulting or employment agreements with the company as part of the proposed business combination pursuant to which they may be entitled to compensation for their services following the business combination, the final terms of the proposed business combination have not been negotiated. The personal and financial interests of our directors and officers may influence their motivation in negotiating and completing a business combination in a timely manner.

Conflicts of interest may arise when our board evaluates the proposed business combination. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. If any of these conflicts are not resolved in our favor, it may diminish our ability to complete a favorable business combination.

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

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial securityholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. The proposed target business is not an affiliate of any of our initial securityholders.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires certain officers and directors of Global Services Partners Acquisition Corp., and any persons who own more than ten-percent of the common stock outstanding to file forms reporting their initial beneficial ownership of shares and subsequent changes in that ownership with the Securities and Exchange Commission and the NASDAQ Stock Market. Officers and directors of Global Services Partners Acquisition Corp., and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company, the Company believes that during the 2007 fiscal year we complied with all section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

None of our executive officers, directors or senior advisors has received any cash compensation for services rendered. Additionally, we have not entered into employment agreements with any of our executive officers, directors or senior advisors. Commencing April 18, 2006, we began paying Everest Telecom LLC, an affiliate of Mr. Rahul Prakash, a fee of $7,500 per month for providing us with office space and certain office and administrative services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Prakash compensation in lieu of a salary. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, has been paid to any of our initial stockholders, officers, directors, senior advisors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, they are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there is no review of the reasonableness of the expenses by anyone other than our board of directors (which includes persons who may seek reimbursement) or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Other than the securities described above and in the section appearing below in this Annual Report on Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” neither our officers nor our directors have received any of our equity securities.

Compensation Committee Interlocks and Insider Participation

None.

Compensation Report

Since we do not have a compensation committee, the board of directors has reviewed and discussed with our management the Compensation Discussion and Analysis. Based on this review and these discussions with management, the board of directors has determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Rahul Prakash
Abhishek Jain
Avinash Vashistha
Dr. Brian Boyle

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

•	The following table sets forth information regarding the beneficial ownership of our common stock and Class B common stock as of October 25, 2007, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers, directors and senior advisors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent	Amount and Nature of Beneficial Ownership	Percent
Rahul Prakash	0(2)	--	--	--
Abhishek Jain	100(3)	*	--	--
Avinash Vashistha	0(4)	--	--	--
Dr. Brian Boyle	0(5)	--	--	--
Atikem Haile-Mariam (6)	0(7)	--	--	--
Ravindra Sannareddy (8)	0(7)	--	--	--
Saurabh Srivastava (9)	0(10)	--	--	--
Sapling LLC(11)	--	--	441,841(12)	7.4%
Fir Tree Recovery Master Fund, L.P. (13)	--	--	144,159(12)	2.4%
Fir Tree, Inc. (14)	--	--	586,000(12)	9.8%
Millenco, L.L.C. (15)	46,770(16)	5.1%	--	--
Millennium Management L.L.C. (17)	46,770(16)	5.1%	--	--
Israel A. Englander (18)	46,770(16)	5.1%	--	--
Pentagram Partners, L.P. (19)	130,000(20)	14.13%	--	--
Richard Jacinto II (21)	130,000(20)	14.13%	--	--
Andrew M. Weiss, Ph.D (22)	--	--	691,680(23)	11.6%
The Baupost Group, L.L.C. (24)	--	--	581,000	9.72%
Satellite Asset Management, L.P. (25)	--	--	480,000(26)	8.03%
Satellite Fund Management LLC (27)	--	--	480,000(26)	8.03%
All executive officers and directors as a group (4 persons)	100(28)	*	--	--

* Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following is 3130 Fairview Park Drive, Suite 500, Falls Church, Virginia 22042.
(2)	Does not include 1,167,420 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.
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

(13)	The business address of Fir Tree Recovery Master Fund, L.P. is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands.

(14)	The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, NY 10017.

(15)	The business address of Millenco, L.L.C. is 666 Fifth Avenue, New York, NY 10103.

(16)
Does not include 1,644,730 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days. Millennium Management, L.L.C., is the manager of Millenco, L.L.C., and consequently may be deemed to have shared voting control and investment discretion over securities owned by MIllenco, L.L.C. Israel A. Englander is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to have shared voting control and investment discretion over securities deemed to be beneficially owned by Millennium Management, L.L.C. The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on June 22, 2007.

(17)	The business address of Millennium Management, L.L.C. is 666 Fifth Avenue, New York, NY 10103.

(18)	The business address of Israel A. Englander is c/o Millennium Management, L.L.C., 666 Fifth Avenue, New York, NY 10103.

(19)	The business address of Pentagram Partners, L.P. is 630 Fifth Avenue, 20th Floor, New York, NY 10111.

(20)
Pentagram Partners, L.P. is the beneficial owner of 130,000 shares of common stock, which are included within 65,000 Series A Units. Each Series A Unit consists of two shares of common stock and ten Class Z warrants. Does not include 966,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days. Richard Jacinto II is the General Partner of Pentagram Partners, L.P. and consequently may be deemed to be the beneficial owner of its holdings by virtue of controlling the voting and dispositive powers of Pentagram Partners, L.P. The foregoing information is derived from a Form 3 filed with the Securities and Exchange Commission on February 14, 2007, and a Schedule 13G/A filed with the Securities and Exchange Commission on January 11, 2007.

(21)	The business address of Richard Jacinto II is 630 Fifth Avenue, 20th Floor, New York, NY 10111.

(22)	The business address of Dr. Andrew M. Weiss, Ph.D. is 29 Commonwealth Avenue, 10th Floor, Boston, MA 02116.

(23)
Weiss Asset Management, LLC is the beneficial owner of 449,525 shares of Class B common stock, which include shares beneficially owned by a private investment partnership of which Weiss Asset Management, LLC is the sole general partner. Weiss Capital, LLC is the beneficial owner of 192,115 shares of Class B common stock, which include shares beneficially owned by a private investment corporation of which Weiss Capital, LLC is the sole investment manager. Andrew Weiss is the managing member of Weiss Asset Management, LLC and Weiss Capital, LLC. Dr. Weiss disclaims beneficial ownership of the 691,680 shares of Class B common stock reported herein as beneficially owned by him except to the extent of his pecuniary interest therein. The foregoing information is derived from a Schedule 13G/A filed with the Securities and Exchange Commission on February 26, 2007, and a Form 3 filed with the Securities and Exchange Commission on February 20, 2007. The business address of each of the foregoing entities is 29 Commonwealth Avenue, 10th Floor, Boston, MA 02116.

(24)	The business address of The Baupost Group, L.L.C. is 10 St. James Avenue, Suite 2000, Boston, MA 02166.

(25)	The business address of Satellite Asset Management, L.P. is 623 Fifth Avenue, 19th Floor, New York, NY 10022.

(26)
Satellite Fund II, L.P. and Satellite Fund IV, L.P. (collectively, the “Delaware Funds”) are the beneficial owners of 103,296 shares of Class B common stock and 23,664 shares of Class B common stock, respectively, over which Satellite Advisors, L.L.C. has discretionary trading authority, as general partner. Satellite Overseas Fund, Ltd., The Apogee Fund, Ltd., Satellite Overseas Fund V, Ltd., Satellite Overseas Fund CI, Ltd., Satellite Overseas Fund VIII, Ltd. and Satellite Overseas Fund IX, Ltd. (collectively, the “Offshore Funds” and together with the Delaware Funds, the “Satellite Funds”) are the beneficial owners of 236,352 shares of Class B common stock, 55,104 shares of Class B common stock, 24,720 shares of Class B common stock, 7,248 shares of Class B common stock, 1,488 shares of Class B common stock and 28,128 shares of Class B common stock, respectively, over which Satellite Asset Management, L.P. has discretionary investment trading authority. The general partner of Satellite Asset Management, L.P. is Satellite Fund Management LLC. Satellite Fund Management LLC and Satellite Advisors, L.L.C. each share the same Executive Committee that makes investment decisions on behalf of the Satellite Funds. The foregoing information is derived from a Schedule 13G/A filed with the Securities and Exchange Commission on March 29, 2007. The business address of each of the foregoing entities is 623 Fifth Avenue, 19th Floor, New York, New York 10022.

(27)	The business address of Satellite Fund Management LLC is 623 Fifth Avenue, 19th Floor, New York, NY 10022.

(28)	Does not include 2,911,060 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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
_____________________
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

We reimburse our officers, directors and senior advisors, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $7,500 per-month administrative fee payable to Everest Telecom and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our initial securityholders, officers or directors, or to any of their affiliates prior to, or for any services they render in order to effectuate, the consummation of the business combination. From the consummation of our initial public offering through July 31, 2007, we paid an aggregate of $115,725 to Everest Telecom.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by BDO Seidman, LLP for professional services rendered from inception (August 10, 2005) to July 31, 2006 and for the year ended July 31, 2007.

	Year Ended July 31, 2007	Period From Inception to July 31, 2006
Audit Fees	$47,570(1)	$69,613(2)
Audit-Related Fees	-------	14,000(3)
Tax Fees(4)	-------	-------
	$47,570	$83,613

___________________
(1)
Represents audit fees related to the audit of our financial statements for the year ended July 31, 2007, estimated to be $19,000, and the quarterly reviews of financial statements included in our quarterly reports on Form 10Q for the quarterly periods ended October 31, 2006, January 31, 2007 and April 20, 2007 aggregating $28,570.

(2)
Represents audit fees related to professional services rendered in connection with our initial public offering (financial statements included in our Registration Statement on Form S-1 and our Current Report on Form 8-K filed with the SEC on April 25, 2006), aggregating $42,528 (including expenses of $2,528), the audit of our financial statements for the period from August 10, 2005 (date of inception) to July 31, 2006 of $18,117 and for the quarterly review of our financial statements in our Form 10-Q for the period ended April 30, 2006 of $8,968.

(3)	Audit-related fees of $14,000 include professional services related to consultation on accounting matters during our registration statement process for our initial public offering.

(4)	There were no tax fees related to professional services rendered for tax compliance, tax advice or tax planning.

Pre-Approval Policies And Procedures

We currently do not have an audit committee. However, our board of directors has approved of the services described above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by us with the SEC, as exhibits to our registration statement on Form S-1 (File No. 333-128350). All other documents listed are filed with this report.

Exhibit No.	Description

*3.1	Amended and Restated Certificate of Incorporation

*3.2.1	Amended and Restated By-laws

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer

31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Financial Officer

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of October, 2007.

GLOBAL SERVICES PARTNERS ACQUISITION CORP.

By:	/s/ Rahul Prakash
Rahul Prakash
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of October, 2007 by the following persons on behalf of the registrant and in the capacity indicated.

Name	Title
/s/ Rahul Prakash Rahul Prakash	Chairman of the Board and Chief Executive Officer
/s/ Abhishek Jain Abhishek Jain	President, Secretary and Director
/s/ Avinash Vashistha Avinash Vashistha	Executive Vice President, Chief Financial Officer and Director
/s/ Dr. Brian Boyle Dr. Brian Boyle	Director

GLOBAL SERVICES PARTNERS ACQUISITION CORP.

FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED JULY 31, 2007
INDEX

Global Services Partners Acquisition Corp.
(a corporation in the development stage)

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:
Balance Sheets, July 31, 2007 and July 31, 2006	F-3

Statements of Operations, for the year ended July 31, 2007, the period from August 10, 2005 (inception) to July 31, 2006 and the period from August 10, 2005 (inception) to July 31, 2007	F-4

Statements of Stockholders’ Equity, from August 10, 2005 (inception) to July 31, 2006 and year ended July 31, 2007	F-5

Statements of Cash Flows, for the year ended July 31, 2007, the period from August 10, 2005 (inception) to July 31, 2006 and for the period from August 10, 2005 (inception) to July 31, 2007	F-6

Notes to Financial Statements	F7-F14

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Global Services Partners Acquisition Corp.
Falls Church, Virginia

We have audited the accompanying balance sheets of Global Services Partners Acquisition Corp. (a corporation in the development stage) as of July 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the year ended July 31, 2007, for the period from August 10, 2005 (inception) to July 31, 2006 and for the period from August 10, 2005 (inception) to July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination within 18 months of the Company’s initial public offering (October 25, 2007) or 24 months of the Company’s initial public offering (by April 25, 2008) if certain extension criteria are met.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Services Partners Acquisition Corp. as of July 31, 2007 and 2006, and its results of operations and its cash flows for to the year ended July 31, 2007, for the period from August 10, 2005 (inception) to July 31, 2006 and for the period from August 10, 2005 (inception) to July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 8 to the financial statements, the Company is required to consummate a business combination within 18 months of the Company’s initial public offering (by October 25, 2007) or 24 months of the Company’s initial public offering (by April 25, 2008) if certain extension criteria are met. The possibility of such business combination not being consummated raises substantial doubt about the Company’s ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

New York, NY

October 25, 2007

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Balance Sheets

	July 31, 2007	July 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$995,386	$1,583,911
Investment held in trust, including
interest receivable of $84,647 and $80,929 respectively (Notes 1 and 3)	31,430,580	30,449,626
Prepaid expenses	41,000	4,125
Deferred Acquisition Costs (Note 3)	17,404	-
Total assets	$32,484,370	$32,037,662

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accrued registration costs	$-	$89,909
Accounts payable and accrued expenses	78,047	42,225
Total current liabilities	78,047	132,134

Class B Common stock, subject to possible conversion
(1,195,402 shares at conversion value) (Note 1)	6,282,974	6,086,880

Commitments (Note 5)

Stockholders' Equity (Note 2, 6 and 7):
Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share,
24,000,000 shares authorized, 920,100 shares
issued and outstanding	92	92
Class B Common stock, par value $.0001 per share,
7,000,000 shares authorized, 4,784,598 shares issued
and outstanding (excluding 1,195,402 shares subject
to possible conversion)	478	478
Additional paid-in-capital	25,468,527	25,664,621
Retained earnings accumulated in the development stage	654,252	153,457
Total stockholders' equity	26,123,349	25,818,648

Total liabilities and stockholders' equity	$32,484,370	$32,037,662

The accompanying notes should be read in conjunction with the financial statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Statements of Operations

	For the year	From August 10, 2005	From August 10, 2005
	ended	(inception) to	(inception) to
	July 31, 2007	July 31, 2006	July 31, 2007
Operating expenses:
Professional fees	$253,945	$64,424	$318,369
General and administrative expenses (Note 4)	260,052	41,035	301,087
Loss from operations	(513,997)	(105,459)	(619,456)
Interest income	1,014,792	258,916	1,273,708
Income before provision for income taxes	500,795	153,457	654,252
Provision for income taxes (Note 4)	-	-	-
Net income for the period	500,795	153,457	654,252
Accretion of Trust Fund relating to Class B
common stock subject to possible conversion	(196,094)	(50,100)	(246,194)
Net income attributable to other Class B common stockholders
and common stockholders	$304,701	$103,357	$408,058

Class B common stock outstanding
subject to possible conversion	1,195,402	1,195,402

Net income per Class B common stock subject to possible
conversion, basic and diluted	$0.16	$0.04
Weighted average number of common shares outstanding, basic
and diluted	5,704,698	1,570,467
Net income (loss) per share, basic and diluted	$0.05	$0.07

The accompanying notes should be read in conjunction with the financial statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Statements of Stockholders’ Equity

						Retained
						earnings
			Common Stock,		Additional	accumulated in the
	Common Stock		Class B		Paid -In	development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 10, 2005 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Common Stock to initial stockholder
	100	-	-	-	500	-	500
Issuance of 3,075,000 Warrants
at $0.05 Per Warrant	-	-	-	-	153,750	-	153,750
Sale of 460,000 Series A Units and 2,990,000
Series B Units through public offering net of
underwriter’s discount and offering expenses and
net of proceeds of $6,036,780 allocable to 1,195,402
shares of Class B common stock, subject to
possible conversion	920,000		4,784,598	478	25,560,371	-	25,560,941
Proceeds from sale of underwriters’ purchase option	-	-	-	-	100	-	100
Accretion relating to Class B common
stock, subject to possible conversion					(50,100)		(50,100)
Net income for the period	-	-	-	-	-	153,457	153,457
Balance, July 31, 2006	920,100	$92	4,784,598	$478	$25,664,621	$153,457	$25,818,648
Accretion relating to Class B common					(196,094)		(196,094)
stock, subject to possible conversion							-
Net income for the year	-	-	-	-	-	500,795	500,795
Balance, July 31, 2007	920,100	$92	4,784,598	$478	$25,468,527	$654,252	$26,123,349

The accompanying notes should be read in conjunction with the financial statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Statements of Cash Flows

	For the year	From August 10, 2005	From August 10,
	ended	(inception) to	2005 (inception) to
	July 31, 2007	July 31, 2006	July 31, 2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income for the period	$500,795	$153,457	$654,252
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of securities held in trust fund	(977,236)	(169,697)	(1,146,933)
Change in operating asset and liability:
Interest receivable on investment held in Trust Fund	(3,718)	(80,929)	(84,647)
Increase in prepaid expenses	(36,875)	(4,125)	(41,000)
Increase in accounts payable and accrued expenses	35,822	42,225	78,047

Net cash used in operating activities	(481,212)	(59,069)	(540,281)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of securities held in trust fund	(370,704,472)	(121,072,880)	(491,777,352)
Maturity of securities held in trust fund	370,704,472	90,873,880	461,578,352
Increase in deferred acquisition costs	(17,404)	-	(17,404)

Net cash used in investing activities	(17,404)	(30,199,000)	(30,216,404)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	500	500
Proceeds from issuance of warrants	-	153,750	153,750
Proceeds from notes payable to initial securityholders	-	52,500	52,500
Registration costs paid	(89,909)	-	(89,909)
Repayment of notes payable to initial securityholders	-	(52,500)	(52,500)
Proceeds from sale of underwriters’ purchase option	-	100	100
Portion of net proceeds from sale of Series B units through
public offering allocable to shares of Class B common stock, subject
to possible conversion	-	6,036,780	6,036,780
Net proceeds from sale of units through public offering allocable
to stockholders’ equity	-	25,650,850	25,650,850

Net cash (used in) provided by financing activities	(89,909)	31,841,980	31,752,071

Net increase (decrease) in cash and cash equivalents	(588,525)	1,583,911	995,386

Cash and cash equivalents
Beginning of period	1,583,911	-	-

End of period	$995,386	$1,583,911	$995,386

Supplemental disclosure of non-cash financing activities:
Accrued registration costs	$-	$89,909	$-
Fair value of underwriter purchase option included in
offering costs	$-	$360,000	$360,000

Accretion relating to Class B common stock subject to possible conversion	$196,094	$50,100	$246,194
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes should be read in conjunction with the financial statements

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

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

The registration statement for the Company's initial public offering ("Offering") was declared effective on April 18, 2006. The Company consummated the Offering on April 25, 2006 for net proceeds of approximately $31.6 million. The Company's management has broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a "Business Combination"). An amount of $31,430,580 (which includes accrued interest of $84,647 as of July 31, 2007) is being held in an interest-bearing trust account (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months October 25, 2007, or consummated in 24 months April 25, 2008, subsequent to the Offering (the "Target Business Acquisition Period"). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B common stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the "Conversion Right"). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.26 per share based on the value of the Trust Fund as of July 31, 2007. As a result of the Conversion Right, $6,282,974 (including accretion of $246,194 through July 31, 2007) has been classified in Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of July 31, 2007. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

As of July 31, 2007 the Company has incurred and deferred $17,404 of costs related to a potential merger. (See Note 8)

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

NOTE 2 - OFFERING

In the Offering, effective April 18, 2006 (closed on April 25, 2006), the Company sold to the public an aggregate of 460,000 Series A Units (the “Series A Units” or a “Series A Unit”) and 2,990,000 Series B Units (the “Series B Units” or a “Series B Unit”) at a price of $8.50 and $10.10 per unit, respectively inclusive of an over-allotment option issued to the underwriters to purchase additional Series A Units and Series B Units, which was exercised in full. Proceeds from the Offering, totaled approximately $31.6 million, which was net of approximately $2.5 million in underwriting and other expenses incurred through April 25, 2006, the consummation of the offering. Each Series A Unit consists of two shares of the Company's common stock, and ten Class Z Warrants (each a "Class Z Warrant"). Each Series B Unit consists of two shares of the Company's Class B common stock, and two Class W Warrants (each a “Class W Warrant”).

The Company also sold to certain of the underwriters of the offering for an aggregate of $100, an option (the “Underwriter’s Purchase Option” or “UPO”) to purchase up to a total of 20,000 additional Series A Units and/or 130,000 additional Series B Units (see Note 7).

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

Deferred Acquisition Costs - Costs related to proposed acquisitions are capitalized and in the event the acquisition does not occur, the costs are expensed.

Investments Held in Trust/Income Taxes - The Company’s restricted investment held in the Trust Fund at July 31, 2007 is comprised of Commonwealth of Virginia securities with maturities of up to 30 days. The amounts held in the Trust Fund recognized interest income of $980,953 for the year ended July 31, 2007, $250,627 for the year ended July 31, 2006 and $1,231,580 from inception (August 10, 2005) to July 31, 2007, which is included in interest income on the accompanying statement of operations. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia and therefore no provision for income taxes is required for the period ended July 31, 2007.

Net Income Per Share - Net income per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to common and Class B stockholders by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period was comprised of 920,100 common shares and 4,784,598 Class B shares outstanding after the effective date of the offering in April 2006. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Fund relating to Class B Common Shares subject to possible conversion by 1,195,402 Class B Shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO were antidilutive as the exercise prices of such securities were below the average fair value of the Company’s common stock during the period presented, they have been excluded from the Company’s computation of net income per share.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (CONTINUED)

Fair Value of Financial Instruments and Derivatives - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at July 31, 2007.

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

New Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a significant effect on the Company’s balance sheets or statements of operations.

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
Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (CONTINUED)

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

NOTE 4 - TAXES

Income Taxes

No provisions for federal income taxes has been made since the Company’s interest income is earned from investments in Commonwealth of Virginia and Commonwealth of Maryland securities which are exempt from federal and Virginia state taxation.

Significant components of the Company’s future tax assets are as follows:

Tax effect of the operating loss carryforward	$(197,000)
Less valuation allowance	197,000

Totals	$-

Other

The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Amounts of $36,500, $10,056 and $46,556 for Delaware franchise taxes are included as part of general and administrative expenses in the accompanying statements of operations for the year ended July 31, 2007, the period inception (August 10, 2005) to July 31, 2006 and for the period from inception (August 10, 2005) to July 31, 2007, respectively.

NOTE 5 - COMMITMENTS

Administrative Services

Commencing on April 18, 2006, the effective date of the offering, the Company is obligated to pay an affiliate of the Company’s chief executive officer, $7,500 per month for office, secretarial and administrative services. Amounts of $90,000, $25,725 and $115,725 for such services for the year ended July 31, 2007, the period inception (August 10, 2005) to July 31, 2006 and for the period from inception (August 10, 2005) to July 31, 2007, respectively, are included in general and administrative expenses on the accompanying statements of operations.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

NOTE 5 - COMMITMENTS (CONTINUED)

Financial Advisory Services
HCFP has been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay HCFP a cash transaction fee of $900,000 upon consummation of the combination.

Solicitation Services

The Company has engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company agreed to pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after April 18, 2007 if the exercise is solicited by HCFP. No services have been provided to date.

NOTE 6 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 24,000,000 shares of common stock and 7,000,000 shares of Class B common stock. As of July 31, 2007, there are 920,100 shares of the Company’s common stock issued and outstanding and 5,980,000 shares of the Company’s Class B stock issued and outstanding, including 1,195,402 Class B common shares subject to possible conversion.

As of July 31, 2007, there are 2,684,900 and 1,020,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

The Class W and Class Z Warrants held by the initial securityholders are also subject to a registration rights agreement. The Class W Warrants and Class Z Warrants outstanding prior to the Offering may be exercised with cash on or prior to their respective expiration dates. Although the Company’s initial securityholders may make a written demand that the Company file a registration statement, the Company is only required to use its best efforts to cause the registration statement to be declared effective and, once effective, only to use its best efforts to maintain its effectiveness. Accordingly, because the Company’s obligation is merely to use its best efforts in connection with the registration rights agreement and upon exercise of the warrants, the Company can satisfy its obligation by delivering unregistered shares of common stock. Each Class W Warrant issued in the Offering and to the initial securityholders is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) April 18, 2007 and ending April 17, 2011. As of July 31, 2007, there were 7,517,500 Class W Warrants outstanding.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

NOTE 7 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK-(CONTINUED)

Each Class Z Warrant issued in the Offering and to the initial securityholders is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) April 18, 2007 and ending April 17, 2013. As of July 31, 2007, there were 6,137,500 Class Z Warrants outstanding.

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

NOTE 7 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK-(CONTINUED)

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

NOTE 8 — SUBSEQUENT EVENTS

On October 18th and 19th, 2007, the Company entered into two letters of intent (the “LOIs”) with two separate target companies relating to the proposed business combinations. As a result of entering into the LOIs, the Company extended the time in which it must complete a business combination with either of these target companies until April 25, 2008.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

NOTE 9 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s unaudited condensed quarterly financial data is as follows for the interim quarter ended:

	Quarter Ended
	July 31, 2007	April 30, 2007	January 31, 2007	October 31, 2006
YEAR ENDED JULY 31, 2007
Interest income	$265,037	$245,848	$255,091	$248,816
Interest expense	-	-	-	-
Operating expenses	(153,165)	(105,885)	(129,536)	(125,411)
Income before provision for
taxes	111,872	139,963	125,555	123,405
Provision for taxes	-	-	-	-
Net income	111,872	139,963	125,555	123,405
Accretion of Trust Fund relating to
common stock subject to possible
conversion	(51,362)	(48,094)	(49,046)	(47,592)
Net income attributable to common
stockholders	$60,510	$91,869	$76,509	$75,813

Class B common stock outstanding
subject to possible conversion	1,195,402	1,195,402	1,195,402	1,195,402
Basic and diluted net income per
share subject to possible
conversion	$0.04	0.04	0.04	0.04
Weighted average common shares
outstanding	5,704,698	5,704,698	5,704,698	5,704,698
Basic and diluted net income per
share	$0.01	0.02	0.01	0.01

				August 10, 2005
	Quarter Ended			(inception) to
	July 31, 2006	April 30, 2006	January 31, 2006	October 31, 2005
PERIOD ENDED JULY 31, 2006
Interest income	$242,983	$15,933	$-	$-
Operating expenses	(85,489)	(6,060)	(4,086)	(9,824)
Income (loss) before provision
for taxes	157,494	9,873	(4,086)	(9,824)
Provision for taxes	-	-	-	-
Net income (loss)	157,494	9,873	(4,086)	(9,824)
Accretion of Trust Fund relating to
common stock subject to possible
conversion	(46,915)	(3,185)	-	-
Net income (loss) attributable to
common stockholders	$110,579	$6,688	$(4,086)	$(9,824)

Class B common stock outstanding
subject to possible conversion	1,195,402	-	-	-
Basic and diluted net income per
share subject to possible
conversion	$0.04	-	-	-
Weighted average common shares
outstanding	1,570,467	465,269	100	100
Basic and diluted net income per
share	$0.07	0.01	(1)	(1)
___________
(1) Not a meaningful amount.