Form 10-Q
period 2007-10-31
GLOBAL SERVICES PARTNERS ACQUISITION CORP.
filed 2007-12-14
CIK 1336262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission File Number: 000-51869

Global Services Partners Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	20-3290391 (I.R.S. Employer Identification No.)

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

As of December 7, 2007, 920,100 shares of common stock, par value $.0001 per share, and 5,980,000 shares of Class B common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Global Services Partners Acquisition Corp.
(a corporation in the development stage)

INDEX TO FINANCIAL STATEMENTS

Pages

Financial Statements:

Balance Sheets, October 31, 2007 (Unaudited) and July 31, 2007 (Audited)	F-2

Statements of Operations, for the three months ended October 31, 2007 and 2006 and the period from August 10, 2005 (inception) to October 31, 2007 (Unaudited)	F-3

Statements of Stockholders’ Equity, from August 10, 2005 (inception) to July 30, 2007 (Audited) and for the three months ended October 31, 2007 (Unaudited)	F-4

Statements of Cash Flows, for the three months ended October 31, 2007 and 2006 and the period from August 10, 2005 (inception) to October 31, 2007 (Unaudited)	F-5

Notes to Unaudited Financial Statements	F6-F12

The accompanying notes should be read in conjunction with the financial statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Balance Sheets

	October 31, 2007	July 31, 2007
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$495,126	$995,386
Investment held in trust, including interest receivable of $83,996 and $84,647 respectively (Notes 1 and 3)	31,687,472	31,430,580
Prepaid expenses	30,000	41,000
Total current assets	32,212,598	32,466,966
Deferred acquisition costs (Note 1)	400,780	17,404
Total assets	$32,613,378	$32,484,370

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$82,827	$78,047
Accrued acquisition costs	23,284	-
Total current liabilities	106,111	78,047

Common stock, Class B subject to possible conversion (1,195,402 shares at conversion value) (Note 1)	6,334,327	6,282,974

Commitments (Note 5)

Stockholders' Equity (Notes 2 and 6):

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	-	-

Common stock, par value $.0001 per share, 24,000,000 shares authorized, 920,100 shares issued and outstanding	92	92

Common stock, Class B, par value $.0001 per share, 7,000,000 shares authorized, 4,784,598 shares issued and outstanding (excluding 1,195,402 shares subject to possible conversion)	478	478

Additional paid-in-capital	25,417,174	25,468,527
Retained earnings accumulated in the development stage	755,196	654,252

Total stockholders' equity	26,172,940	26,123,349

Total liabilities and stockholders' equity	$32,613,378	$32,484,370

The accompanying notes should be read in conjunction with the financial statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Operations
(Unaudited)

	For the three months ended	For the three months ended	From August 10, 2005 (inception) to
	October 31, 2007	October 31, 2006	October 31, 2007
Operating expenses:
Professional fees	$109,844	$57,873	$428,213
General and administrative expenses (Notes 4 & 5)	53,214	67,538	354,301

Loss from operations	(163,058)	(125,411)	(782,514)

Interest income	264,002	248,816	1,537,710

Income before provision for income taxes	100,944	123,405	755,196

Provision for income taxes (Note 4)	-	-	-

Net income for the period	100,944	123,405	755,196

Accretion of Trust Fund relating to Class B common stock subject to possible conversion	(51,353)	(47,592)	(297,547)

Net income attributable to other Class B stockholders and common stockholders	$49,591	$75,813	$457,649

Class B common shares outstanding subject to possible conversion	1,195,402	1,195,402

Net income per Class B common share subject to possible conversion, basic and diluted	$0.04	$0.04

Weighted average number of common shares outstanding, basic and diluted	5,704,698	5,704,698
Net income (loss) per share, basic and diluted	$0.01	$0.01

The accompanying notes should be read in conjunction with the financial statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Statements of Stockholders’ Equity

	Common Stock		Common Stock, Class B		Additional Paid -In	Retained earnings accumulated in the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 10, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder	100				500		500

Issuance of 3,075,000 Warrants at $0.05 Per Warrant	-	-	-	-	153,750	-	153,750

Sale of 460,000 Series A Units and 2,990,000 Series B Units through public offering net of underwriter’s discount and offering expenses and net of proceeds of $6,036,780 allocable to 1,195,402 shares of common stock, Class B subject to possible conversion	920,000	92	4,784,598	478	25,560,371	-	25,560,941

Proceeds from sale of underwriters’ purchase option	-	-	-	-	100	-	100

Accretion relating to Class B common stock subject to possible conversion					(50,100)		(50,100)

Net income for the period	-	-	-	-	-	153,457	153,457

Balance, July 31, 2006	920,100	$92	4,784,598	$478	$25,664,621	$153,457	$25,818,648

Accretion relating to Class B common stock subject to possible conversion					(196,094)		(196,094)

Net income for the year	-	-	-	-	-	500,795	500,795

Balance, July 31, 2007	920,100	$92	4,784,598	$478	$25,468,527	$654,252	$26,123,349

Accretion relating to Class B common stock subject to possible conversion (unaudited)					(51,353)		(51,353)

Net income for the three months ended October 31, 2007 (Unaudited)	-	-	-	-	-	100,944	100,944

Balance, October 31, 2007 (Unaudited)	920,100	$92	4,784,598	$478	$25,417,174	$755,196	$26,172,940

The accompanying notes should be read in conjunction with the financial statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Statements of Cash Flows
(Unaudited)

	For the three months ended	For the three months ended	From August 10, 2005 (inception) to
	October 31, 2007	October 31, 2006	October 31, 2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income for the period	$100,944	$123,405	$755,196
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of securities held in trust fund	(257,543)	(157,377)	(1,404,476)
Change in operating assets and liabilities:
Interest receivable on investment held in Trust Fund	651	(80,701)	(83,996)
Prepaid expenses	11,000	(81,125)	(30,000)
Accounts payable and accrued expenses	4,780	47,523	82,827

Net cash used in operating activities	(140,168)	(148,275)	(680,449)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of securities held in trust fund	(94,550,945)	(91,585,830)	(586,328,297)
Maturity of securities held in trust fund	94,550,945	91,585,830	556,129,297
Deferred acquisition costs	(360,092)	-	(377,496)
Net cash used in investing activities	(360,092)	-	(30,576,496)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	153,750
Proceeds from notes payable to initial securityholders	-	-	52,500
Registration costs paid	-	(89,909)	(89,909)
Repayment of notes payable to initial securityholders	-	-	(52,500)
Proceeds from sale of underwriters’ purchase option	-	-	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion	-	-	6,036,780
Net proceeds from sale of units through public offering allocable to stockholders’ equity	-	-	25,650,850

Net cash (used in) provided by financing activities	-	(89,909)	31,752,071

Net increase (decrease) in cash and cash equivalents	(500,260)	(238,184)	495,126

Cash and cash equivalents
Beginning of period	995,386	1,583,911	-
End of period	$495,126	$1,345,727	$495,126

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$360,000
Accrued accquisition costs	$23,284	$-	$23,284
Accretion relating to class B common stock subject to possible conversion	$51,353	$47,592	$297,547

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes should be read in conjunction with the financial statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

NOTE 1 – ORGANIZATION AND ACTIVITIES

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

The registration statement for the Company's initial public offering ("Offering") was declared effective on April 18, 2006. The Company consummated the Offering on April 25, 2006 for net proceeds of approximately $31.6 million. The Company's management has broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a "Business Combination"). An amount of $31,687,472 (which includes accrued interest of $83,996 as of October 31, 2007) is being held in an interest-bearing trust account (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not consummated in 24 months (April 25, 2008), subsequent to the Offering (the "Target Business Acquisition Period"). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B common stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the "Conversion Right"). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.30 per share based on the value of the Trust Fund as of October 31, 2007. As a result of the Conversion Right, $6,334,327 (including accretion of $297,547 through October, 31, 2007) has been classified in Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of October 31, 2007. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

As of October 18, 2007 and October 19, 2007, we entered into two letters of intent with two different target companies to effect a business combination. As a result of entering into these letters of intent, we must complete a business combination with either of these target companies on or before April 25, 2008. One of these letters of intent expired on November 18, 2007. As of November 18, 2007, the company had no deferred acquisition costs related to this transaction. The letter of intent with the other target company has been extended until January 15, 2008. We intend to continue to negotiate a definitive agreement with this target company. There is no assurance that we will be able to reach a definitive agreement or to successfully complete the acquisition of this company. The acquisition is subject to, among other things, the execution of a definitive agreement and the approval of our stockholders. As of October 31, 2007 the Company has incurred and deferred $400,780 of costs related to a potential Business Combination.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (August 10, 2005) to July 31, 2007 included in the Company’s Form 10-K filed on October 29, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended October 31, 2007, for the three months ended October 31, 2006 and for the period from inception (August 10, 2005) to October 31, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Deferred Acquisition Costs - Costs related to proposed acquisitions are capitalized and in the event the acquisition does not occur, the costs are expensed (See Note 1).

Investments Held in Trust/Income Taxes - The Company’s restricted investment held in the Trust Fund at October 31, 2007 is comprised of Commonwealth of Virginia securities with maturities of up to 30 days. The amounts held in the Trust Fund recognized interest income of $256,892 and $238,078 for the three months ended October 31, 2007 and 2006 respectively and $1,488,472 from inception (August 10, 2005) to October 31, 2007, which is included in interest income on the accompanying statement of operations. Such securities generate current income which is exempt from federal income tax and the income tax imposed by the Commonwealth of Virginia and therefore no provision for income taxes is required for the three months ended October 31, 2007.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments and Derivatives - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at October, 31, 2007.

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

New Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s balance sheets or statements of operations.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The company is considering whether to adopt SFAS No. 159.

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

Other

The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Amounts of $9,000, $9,000 and $55,556 for Delaware franchise taxes are included as part of general and administrative expenses in the accompanying statements of operations for the three months ended October 31, 2007, the three months ended October 31, 2006 and for the period from inception (August 10, 2005) to October 31, 2007, respectively.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

NOTE 5 - COMMITMENTS

Administrative Services

Commencing on April 18, 2006, the effective date of the offering, the Company is obligated to pay an affiliate of the Company’s chief executive officer, $7,500 per month for office, secretarial and administrative services. Amounts of $22,500, $22,500 and $138,225 for such services for the three months ended October 31, 2007, the three months ended October 31, 2006 and for the period from inception (August 10, 2005) to October 31, 2007, respectively, are included in general and administrative expenses on the accompanying statements of operations.

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

NOTE 6 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 24,000,000 shares of common stock and 7,000,000 shares of Class B common stock. As of October 31, 2007, there are 920,100 shares of the Company’s common stock issued and outstanding and 5,980,000 shares of the Company’s Class B stock issued and outstanding, including 1,195,402 Class B common shares subject to possible conversion.

As of October, 31, 2007, there are 2,684,900 and 1,020,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

Each Class W Warrant issued in the Offering and to the initial securityholders is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) April 18, 2007 and ending April 17, 2011. As of October 31, 2007, there were 7,517,500 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial securityholders is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) April 18, 2007 and ending April 17, 2013. As of October, 31, 2007, there were 6,137,500 Class Z Warrants outstanding.

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

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

NOTE 7 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK-(CONTINUED)

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

As of October 18, 2007 and October 19, 2007, we entered into two letters of intent with two different target companies to effect a business combination. As a result of entering into these letters of intent, we must complete a business combination with either of these target companies on or before April 25, 2008. One of these letters of intent expired on November 18, 2007. As of November 18, 2007, the company had no deferred acquisition costs related to this transaction. The letter of intent with the other target company has been extended until January 15, 2008. We intend to continue to negotiate a definitive agreement with this target company. There is no assurance that we will be able to reach a definitive agreement or to successfully complete the acquisition of this company. The acquisition is subject to, among other things, the execution of a definitive agreement and the approval of our stockholders. As of October 31, 2007 the Company has incurred and deferred $400,780 of costs related to a potential Business Combination.

We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a business combination.

Results of Operations

Net income for the three months ended October 31, 2007 was $100,944 which consisted of interest income of the trust fund of $256,892, and interest on cash and cash equivalents of $7,110, offset by $109,844 of professional fees and $53,214 of general and administrative expenses consisting of $22,500 for a monthly administrative services agreement with an affiliate, $15,000 of D&O insurance, $ 9,000 of Delaware franchise tax and $6,714 of other expenses.

Net income for the three months ended October 31, 2006 was $123,405 which consisted of interest income of the trust fund of $238,078, and interest on cash and cash equivalents of $10,738, offset by $57,873 of professional fees and $67,538 of general and administrative expenses consisting of $22,500 for a monthly administrative services agreement with an affiliate, $12,500 of D&O insurance, $9,000 of Delaware franchise tax and $23,538 of other expenses.

Net income for the period from inception (August 10, 2005) to October 31, 2007 was $755,196, which consisted of interest income of the trust fund of $1,488,472, and interest on cash and cash equivalents of $49,238, offset by $428,213 of professional fees and $354,301 of general and administrative expenses consisting of $138,225 for a monthly administrative services agreement with an affiliate, $70,000 of D&O insurance, $55,556 of Delaware franchise tax and $90,520 of other expenses.

Liquidity and Capital Resources

Our net proceeds from the IPO, after deducting offering expenses of approximately $434,000 and underwriting discounts of approximately $2,047,000, was approximately $31,600,000 of which $30,199,000 was placed in a trust account and the remaining proceeds of approximately $1,430,000 became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. We expect to use substantially all of the net proceeds of the IPO to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target. At October 31, 2007, we had cash outside of the trust account of $495,126, cash held inside the trust account of $31,687,472, prepaid expenses of $30,000 and total liabilities of $106,111.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until April 25, 2008, assuming that a business combination is not consummated during that time. Of the funds held outside of the trust account totaling $495,126 as of October 31, 2007, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred prior to completing a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $30,199,000 of the net offering proceeds was placed into a trust account at Lehman Brothers maintained by American Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust will only be invested in United States “government securities,” defined as any Treasury Bill issued within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of October 31, 2007, $31,687,472 was held in the trust account. As of October 31, 2007, $495,126 of the proceeds not held in trust were being held in a business checking account with Provident Bank National Association. Thus, we are subject to market risk primarily through the effect of changes in interest rates. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

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

PART II

OTHER INFORMATION

ITEM 1A. Risk Factors.

Please see the information disclosed in the “Risk Factors” section of our Registration Statement on Form S-1, as amended (File No. 333-128350), as filed with the SEC on March 14, 2006 together with our prospectus filed in accordance with Rule 424(b)(4) on April 20, 2006. In addition, please see the information disclosed in the “Risk Factors” section of our Report on Form 10-K for the year ended July 31, 2007, as filed with the SEC.

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
Dated: December 13, 2007
	By:	/s/ Rahul Prakash
Rahul Prakash Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: December 13, 2007
	By:	/s/ Avinash Vashistha
Avinash Vashistha Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)