Form 10-Q
period 2008-01-31
GLOBAL SERVICES PARTNERS ACQUISITION CORP.
filed 2008-03-04
CIK 1336262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2008

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission File Number: 000-51869

Global Services Partners Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-3290391
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of February 29, 2008, 920,100 shares of common stock, par value $.0001 per share, and 5,980,000 shares of Class B common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Item 1. Financial Statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)

INDEX TO FINANCIAL STATEMENTS

Pages

Financial Statements:

Condensed Consolidated Balance Sheets, January 31, 2008 (Unaudited) and July 31, 2007	F-2

Unaudited Condensed Consolidated Statements of Operations, for the three months ended January 31, 2008 and 2007 and the six months ended January 31, 2008 and 2007 and the period from August 10, 2005 (inception) to January 31, 2008 (Unaudited)
F-3

Condensed Consolidated Statements of Stockholders’ Equity, from August 10, 2005 (inception) to January 31, 2008 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows and for the six months ended January 31, 2008 and 2007 and the period from August 10, 2005 (inception) to January 31, 2008, (Unaudited)	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F6-F13

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Consolidated Balance Sheets

	January 31, 2008	July 31, 2007
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$163,347	$995,386
Investment held in trust, including interest receivable of $70,810 and $84,647 respectively (Notes 1 and 3)	31,919,663	31,430,580
Prepaid expenses	23,500	41,000
Total current assets	32,106,510	32,466,966
Deferred acquisition costs (Note 1)	-	17,404
Total assets	$32,106,510	$32,484,370

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$103,923	$78,047.17
Total current liabilities	103,923	78,047.17

Common stock, Class B subject to possible conversion (1,195,402 shares at conversion value) (Note 1)	6,380,742	6,282,974

Commitments (Note 5)

Stockholders' Equity (Notes 2 and 6):

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	-	-

Common stock, par value $.0001 per share, 24,000,000 shares authorized, 920,100 shares issued and outstanding	92	92

Common stock, Class B, par value $.0001 per share, 7,000,000 shares authorized, 4,784,598 shares issued and outstanding (excluding 1,195,402 shares subject to possible conversion)	478	478
Additional paid-in-capital	25,370,759	25,468,527
Retained earnings accumulated in the development stage	250,516	654,252

Total stockholders' equity	25,621,845	26,123,349

Total liabilities and stockholders' equity	$32,106,510	$32,484,370

The accompanying notes should be read in conjunction with the financial statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended		From August 10, 2005 (inception) to
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	January 31, 2008
Operating expenses:
Professional fees	$56,527	$61,898	$166,371	$119,771	$484,740
Transaction costs (Note 1)	632,200	$-	632,200	$-	632,200
General and administrative expenses (Notes 4 & 5)	51,955	67,638	105,169	135,176	406,256

Loss from operations	(740,682)	(129,536)	(903,740)	(254,947)	(1,523,196)

Interest income	236,002	255,091	500,004	503,907	1,773,712

Income (loss) before provision for income taxes	(504,680)	125,555	(403,736)	248,960	250,516

Provision for income taxes (Note 4)	-	-	-	-	-

Net income (loss) for the period	(504,680)	125,555	(403,736)	248,960	250,516

Accretion of Trust Fund relating to Class B common stock subject to possible conversion	(46,415)	(49,046)	(97,768)	(96,638)	(343,962)

Net income (loss) attributable to other Class B stockholders and common stockholders	$(551,095)	$76,509	$(501,504)	$152,322	$(93,446)

Class B common shares outstanding subject to possible conversion	1,195,402	1,195,402	1,195,402	1,195,402

Net income per Class B common share subject to possible conversion, basic and diluted	$0.04	$0.04	$0.08	$0.08

Weighted average number of common shares outstanding, basic and diluted	5,704,698	5,704,698	5,704,698	5,704,698
Net income (loss) per share, basic and diluted	$(0.10)	$0.01	$(0.09)	$0.03

The accompanying notes should be read in conjunction with the financial statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Consolidated Statements of Stockholders’ Equity

						Retained
			Common Stock,		Additional	earnings accumulated in
	Common Stock		Class B		Paid -In	the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 10, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder	100				500		500

Issuance of 3,075,000 Warrants at $0.05 Per Warrant	-	-	-	-	153,750	-	153,750

Sale of 460,000 Series A Units and 2,990,000
Series B Units through public offering net of underwriter’s discount and offering expenses and net of proceeds of $6,036,780 allocable to 1,195,402 shares of common stock, Class B subject to possible conversion	920,000	92	4,784,598	478	25,560,371	-	25,560,941

Proceeds from sale of underwriters’ purchase option	-	-	-	-	100	-	100

Accretion relating to Class B common stock subject to possible conversion					(50,100)		(50,100)

Net income for the period	-	-	-	-	-	153,457	153,457

Balance, July 31, 2006	920,100	$92	4,784,598	$478	$25,664,621	$153,457	$25,818,648

Accretion relating to Class B common stock subject to possible conversion					(196,094)		(196,094)

Net income for the year	-	-	-	-	-	500,795	500,795

Balance, July 31, 2007	920,100	$92	4,784,598	$478	$25,468,527	$654,252	$26,123,349

Accretion relating to Class B common stock subject to possible conversion (unaudited)					(97,768)		(97,768)

Net loss for the three months ended October 31, 2007 (Unaudited)	-	-	-	-	-	(403,736)	(403,736)

Balance, January 31, 2008 (Unaudited)	920,100	$92	4,784,598	$478	$25,370,759	$250,516	$25,621,845

The accompanying notes should be read in conjunction with the financial statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended		From August 10, 2005 (inception) to
	January 31, 2008	January 31, 2007	January 31, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income for the period	$(403,736)	$248,960	$250,516
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of securities held in trust fund	(502,920)	(400,985)	(1,649,853)
Change in operating assets and liabilities:
Interest receivable on investment held in Trust Fund	13,837	(82,444)	(70,810)
Prepaid expenses	17,500	(67,250)	(23,500)
Accounts payable and accrued expenses	43,280	19,925	103,923

Net cash used in operating activities	(832,039)	(281,794)	(1,389,724)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of securities held in trust fund	(189,852,142)	(183,891,834)	(681,629,495)
Maturity of securities held in trust fund	189,852,142	183,891,834	651,430,495
Net cash used in investing activities	-	-	(30,199,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	153,750
Proceeds from notes payable to initial securityholders	-	-	52,500
Registration costs paid	-	(89,909)	(89,909)
Repayment of notes payable to initial securityholders	-	-	(52,500)
Proceeds from sale of underwriters’ purchase option	-	-	100
Portion of net proceeds from sale of Series B units through		-
public offering allocable to shares of common stock, Class B subject to possible conversion	-	-	6,036,780
Net proceeds from sale of units through public offering allocable to stockholders’ equity	-	-	25,650,850

Net cash (used in) provided by financing activities	-	(89,909)	31,752,071

Net increase (decrease) in cash and cash equivalents	(832,039)	(371,703)	163,347

Cash and cash equivalents
Beginning of period	995,386	1,583,911	-

End of period	$163,347	$1,212,208	$163,347

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$360,000
Accrued accquisition costs	$-	$-	$-
Accretion relating to class B common stock subject to possible conversion	$97,768	$96,638	$343,962

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes should be read in conjunction with the financial statements

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Consolidated Financial Statements

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

GSPAC has organized SouthPeak Interactive Corporation (“SP Holdings”), solely for the purpose of combining the businesses currently conducted by GSPAC and SouthPeak Interactive LLC (“SouthPeak”). In the business combination, which is more fully described below, GSPAC Merger Company, a wholly owned subsidiary of SP Holdings (“Merger Sub”), will merge with and into GSPAC with GSPAC as the surviving corporation and each share of outstanding GSPAC common stock and Class B common stock will be converted into one share of SP Holdings common stock. Concurrently with the merger of GSPAC and Merger Sub, the members of SouthPeak will contribute all of the outstanding membership interests of SouthPeak to SP Holdings in exchange for $5.0 million and 5,000,000 shares of SP Holdings common stock.

The registration statement for the Company's initial public offering ("Offering") was declared effective on April 18, 2006. The Company consummated the Offering on April 25, 2006 for net proceeds of approximately $31.6 million. The Company's management has broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a "Business Combination"). An amount of $31,919,663 (which includes accrued interest of $70,810 as of January 31, 2008) is being held in an interest-bearing trust account (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not consummated in 24 months (April 25, 2008), subsequent to the Offering (the "Target Business Acquisition Period"). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B common stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the "Conversion Right"). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.34 per share based on the value of the Trust Fund as of January 31, 2008. As a result of the Conversion Right, $6,380,742 (including accretion of $343,962 through January 31, 2008 ) has been classified in Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of January 31, 2008. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND ACTIVITIES (CONTINUED)

related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

As of October 18, 2007 and October 19, 2007, the Company entered into two letters of intent with two different target companies to effect a business combination. As a result of entering into these letters of intent, the Company has until April 25, 2008 to complete a business combination with one of these target companies. One of these letters of intent expired on November 18, 2007. The letter of intent with the other target company was extended until January 15, 2008. On January 15, 2008 the Company entered into a Amendment and Plan of Reorganization (“Reorganization Agreement”) with SouthPeak. There is no assurance that the Company will be able to successfully complete the transaction. The transaction is subject to, among other things, the approval of the Company’s Class B stockholders. On January 16,, 2008 SP Holdings filed a Registration Statement/Proxy Statement on Form S-4 in connection with the transaction. As of January 31, 2008 the Company has incurred and expensed $632,200 of costs related to the Transaction.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (August 10, 2005) to July 31, 2007 included in the Company’s Form 10-K filed on October 29, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended January 31, 2008, 2007 and for the period from inception (August 10, 2005) to January 31, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash and Cash Equivalents - Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation of Condensed Consolidated Financial Statements-The condensed consolidated financial statements include the accounts of its subsidiary. There were no intercompany transactions and balances to be eliminated.

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

Transaction Costs - Costs related to proposed acquisitions are capitalized and in the event the acquisition does not occur, the costs are expensed. As of January 31, 2008 the Company has expensed the acquisition costs as the proposed transaction will be treated as a reverse acquisition. (See Note 1).

Investments Held in Trust/Income Taxes - The Company’s restricted investment held in the Trust Fund at January 31, 2008 is comprised of Commonwealth of Virginia securities with maturities of up to 30 days. The amounts held in the Trust Fund recognized interest income of $232,191, $489,053, $245,350 and $483,428 for the three and six months ended January 31, 2008 and 2007 respectively and $1,720,663 from inception (August 10, 2005) to January 31, 2008, which is included in interest income on the accompanying statement of operations. Such securities generate current income which is exempt from federal income tax and the tax imposed by the Commonwealth of Virginia and therefore no provision for income taxes is required for the six months ended January 31, 2008.

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

Fair Value of Financial Instruments and Derivatives - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at January 31, 2008. As of January 31, 2008 the Company had no derivatives under SFAS No. 107.

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

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

New Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. The adoption of FIN 48 effective January 1, 2008 is not expected to have a significant effect on the Company’s balance sheets or statements of operations.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations,(“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

NOTE 4 – TAXES

Income Taxes

No provisions for federal income taxes has been made since the Company’s interest income is earned from investments in Commonwealth of Virginia and Commonwealth of Maryland securities which are exempt from federal and Virginia state taxation.

Other

The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Amounts of $9,000, $18,000 and $64,556 for Delaware franchise taxes are included as part of general and administrative expenses in the accompanying statements of operations for the three and six months ended January 31, 2008, 2007 and for the period from inception (August 10, 2005) to January 31, 2008, respectively.

NOTE 5 - COMMITMENTS

Administrative Services

Commencing on April 18, 2006, the effective date of the offering, the Company is obligated to pay an affiliate of the Company’s chief executive officer, $7,500 per month for office, secretarial and administrative services. Amounts of $22,500 and $45,000 for such services for the three and six months ended January 31, 2008, 2007 and $160,725 for the period from inception (August 10, 2005) to January 31, 2008, respectively, are included in general and administrative expenses on the accompanying statements of operations.

Financial Advisory Services

At the time of the Offering, HCFP was been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company agreed to pay HCFP a cash transaction fee of $900,000 upon consummation of the combination. In lieu of the $900,000 fee otherwise payable to HCFP, SouthPeak has agreed to pay HCFP, for financial advisory services rendered to it in connection with the business combination with SouthPeak, $2.5 million and 250,000 Class Z warrants of SP Holdings with such payments contingent upon the closing of the merger and business combination.

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
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 24,000,000 shares of common stock and 7,000,000 shares of Class B common stock. As of January 31, 2008, there are 920,100 shares of the Company’s common stock issued and outstanding and 5,980,000 shares of the Company’s Class B stock issued and outstanding, including 1,195,402 Class B common shares subject to possible conversion.

As of January 31, 2008, there are 2,684,900 and 1,020,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

NOTE 7 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK

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

Each Class W Warrant issued in the Offering and to the initial securityholders is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) April 18, 2007 and ending April 17, 2011. As of January 31, 2008, there were 7,517,500 Class W Warrants outstanding.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK-(CONTINUED)

Each Class Z Warrant issued in the Offering and to the initial securityholders is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) April 18, 2007 and ending April 17, 2013. As of January 31, 2008, there were 6,137,500 Class Z Warrants outstanding.

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

Underwriter Purchase Option

In connection with the Offering, the Company issued to certain of the underwriters an option (the “UPO”) for an aggregate of $100 to purchase up to 20,000 Series A Units at an exercise price of $14.025 per unit and/or up to 130,000 Series B Units at an exercise price of $16.665 per unit on the later of (a) completion of a Business Combination and (b) April 18, 2007 and ending April 17, 2011. The fair value of the UPO, inclusive of the receipt of the $100 cash payment, was accounted for as an expense of the Offering resulting in a charge directly to stockholders’ equity with a corresponding credit to additional paid-in-capital. The Company determined the fair value of the UPO of approximately $360,000 using a Black-Scholes option-pricing model. The fair value of the UPO granted was estimated as of the date of issuance using the following assumptions: (1) expected volatility of 37.566%, (2) risk-free interest rate of 4.92% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. Each of the Series A Units and Series B Units included in the UPO are identical to the Series A Units and Series B Units sold in the Offering, except that the exercise price of the Class W Warrants underlying the Series B Units and the Class Z Warrants underlying the Series A Units will be $5.50 per share and the Class Z Warrants underlying the Series A Units shall only be exercisable until the fifth anniversary of the Offering.

Global Services Partners Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Condensed Consolidated Financial Statements

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

As of October 18, 2007 and October 19, 2007, the Company entered into two letters of intent with two different target companies to effect a business combination. As a result of entering into these letters of intent, the Company has until April 25, 2008 to complete a business combination with one of these target companies. One of these letters of intent expired on November 18, 2007. The letter of intent with the other target company was extended until January 15, 2008. On January 15, 2008 the Company entered into a Amendment and Plan of Reorganization (“Reorganization Agreement”) with SouthPeak Interactive LLC ("SouthPeak"). There is no assurance that the Company will be able to successfully complete the transaction. The transaction is subject to, among other things, the approval of the Company’s class B stockholders. On January 16, 2008 SouthPeak Interactive Corporation ("SP Holding") which will become the parent of the Company and SouthPeak upon consummation of the proposed business combination, filed a Registration Statement/Proxy Statement on Form S-4 (SEC Registration Number 333-148691) in connection with the transaction, which the Company anticipates will be amended on or about March 4, 2008. As of January 31, 2008 the Company has incurred and expensed $632,200 of costs related to the transaction with SouthPeak.

We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a business combination.

Results of Operations

Net loss for the three months ended January 31, 2008 was $(504,680) which consisted of interest income of the trust fund of $232,191, and interest on cash and cash equivalents of $3,811, offset by $56,527 of professional fees, transaction costs of $632,200 related to the pending reverse merger business combination with SouthPeak and $51,955 of general and administrative expenses consisting of $22,500 for a monthly administrative services agreement with an affiliate, $15,000 of D&O insurance, $ 9,000 of Delaware franchise tax and $5,455 of other expenses.

Net income for the three months ended January 31, 2007 was $125,555 which consisted of interest income of the trust fund of $245,350, and interest on cash and cash equivalents of $9,741, offset by $61,898 of professional fees and $67,638 of general and administrative expenses consisting of $22,500 for a monthly administrative services agreement with an affiliate, $12,500 of D&O insurance, $9,000 of Delaware franchise tax and $23,638 of other expenses.

Net loss for the six months ended January 31, 2008 was $(403,736) which consisted of interest income of the trust fund of $489,083, and interest on cash and cash equivalents of $10,921, offset by $166,371 of professional fees, transaction costs of $632,200 related to the pending reverse merger business combination with SouthPeak and $105,169 of general and administrative expenses consisting of $45,000 for a monthly administrative services agreement with an affiliate, $30,000 of D&O insurance, $ 18,000 of Delaware franchise tax and $12,169 of other expenses.

Net income for the six months ended January 31, 2007 was $248,960 which consisted of interest income of the trust fund of $483,428, and interest on cash and cash equivalents of $20,479, offset by $119,771 of professional fees and $135,176 of general and administrative expenses consisting of $45,000 for a monthly administrative services agreement with an affiliate, $25,000 of D&O insurance, $ 18,000 of Delaware franchise tax and $47,176 of other expenses.

Net income for the period from inception (August 10, 2005) to January 31, 2008 was $250,516, which consisted of interest income of the trust fund of $1,720,663, and interest on cash and cash equivalents of $53,049, offset by $484,740 of professional fees, transaction costs of $632,200 related to the pending reverse merger business combination with SouthPeak and $406,256 of general and administrative expenses consisting of $160,725 for a monthly administrative services agreement with an affiliate, $85,000 of D&O insurance, $64,556 of Delaware franchise tax and $95,975 of other expenses.

Liquidity and Capital Resources

Our net proceeds from the IPO, after deducting offering expenses of approximately $434,000 and underwriting discounts of approximately $2,047,000, was approximately $31,600,000 of which $30,199,000 was placed in a trust account and the remaining proceeds of approximately $1,430,000 became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Except to the extent that our capital stock is used in whole or in part as consideration to effect a business combination, substantially all of the net proceeds of the IPO to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target. In connection with the proposed business combination with SouthPeak, as we anticipate using approximately $8,835,000 as transaction consideration or to pay transaction fees and expenses, upon completion of the business combination approximately $23,084,000 of cash will be available to SouthPeak from the trust account. At January 31, 2008, we had cash outside of the trust account of $163,347 cash held inside the trust account of $31,919,663, prepaid expenses of $23,500 and total liabilities of $103,923.

Since the amount of our obligations to vendors and creditors as of January 31, 2008 is close to exceeding this amount, we would have no funds remaining outside of the trust that could be used to search for a new business combination target.

If we close the business combination transaction with SouthPeak, the difference between the outstanding obligations to vendors and creditors and the cash available outside of the trust will be covered by the proceeds released from the trust at closing. In the event that we do not close the transaction, we will be forced to liquidate. Our chief executive officer and chief financial officer have personally agreed, pursuant to letter agreements with us and the representative in our initial public offering, that if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds from the trust account. We cannot assure you, however, that our chief executive officer and chief financial officer will be able to satisfy those obligations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $30,199,000 of the net offering proceeds was placed into a trust account at Lehman Brothers maintained by American Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust will only be invested in United States “government securities,” defined as any Treasury Bill issued within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The proceeds held in trust have been invested in Commonwealth of Virginia securities with maturities of up to 30 days. As of July 31, 2007, the effective annualized interest rate on our investment was 3.22%. As of January 31, 2008, $31,919,663 was held in the trust account. As of January 31, 2008, $163,347 of the proceeds not held in trust was being held in a business checking account with Provident Bank National Association or in an escrow account with our attorneys for the benefit of certain vendors who are performing services in connection with the proposed business combination transaction. Thus, we are subject to market risk primarily through the effect of changes in interest rates. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

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

Dated: March 3, 2008
	By:	/s/ Rahul Prakash
Rahul Prakash Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 3, 2008
	By:	/s/ Avinash Vashistha
Avinash Vashistha Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

