Form 10-Q
period 2008-04-30
SouthPeak Interactive CORP
filed 2008-06-16
CIK 1336262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2008

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission File Number: 000-51869

SouthPeak Interactive Corporation (formerly known as Global Services Partners Acquisition Corp.)
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-3290391
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2900 Polo Parkway, Suite 200, Midlothian, Virginia 23113
(Address of Principal Executive Office)  (Zip Code)

(804) 378-5100
(Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of June 13, 2008, 35,920,100 shares of common stock, par value $.0001 per share, and 12,984,833 shares of  Series A Convertible Preferred Stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS
Page
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets, April 30, 2008 (Unaudited) and July 31, 2007	2

Unaudited Condensed Consolidated Statements of Operations, for the three months ended April 30, 2008 and 2007 and the nine months ended April 30, 2008 and 2007 and the period from August 10, 2005 (inception) to April 30, 2008 (Unaudited)	3

Condensed Consolidated Statements of Stockholders’ Equity (deficit), from August 10, 2005 (inception) to July 31, 2007 and nine months ended April 30, 2008 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2008 and 2007 and the period from August 10, 2005 (inception) to April 30, 2008 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitive Disclosures About Market Risk	15

Item 4. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	30

Signatures	31

PART I

Item 1. Consolidated Financial Statements.
SouthPeak Interactive Corporation

Condensed Consolidated Balance Sheets

	April 30, 2008	July 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$43,470	$995,386
Investment held in trust, including interest receivable of $0 and $84,647 respectively (Notes 1 and 3)	-	31,430,580
Prepaid expenses	2,077	41,000
Total current assets	45,547	32,466,966
Deferred acquisition costs	-	17,404
Total assets	$45,547	$32,484,370

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
Accrued acquisition costs	$41,570	$-
Accounts payable and accrued expenses	109,334	78,047
Total current liabilities	150,904	78,047

Common stock, Class B subject to possible conversion
(0 and 1,195,402 shares at conversion value) (Note 1)	-	6,282,974

Commitments (Note 5)

Stockholders' Equity (Deficit) (Notes 2, 6 and 8):

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	-	-

Common stock, par value $.0001 per share, 24,000,000 shares authorized, 1,920,100 and 920,100 shares issued and outstanding, respectively	192	92

Common stock, Class B, par value $.0001 per share, 7,000,000 shares authorized, 0 and 4,784,598 shares issued and outstanding (excluding 1,195,402 shares subject to possible conversion)	-	478
Additional paid-in-capital	2,552,878	25,468,527
Retained earnings (deficit) accumulated in the development stage	(2,658,427)	654,252

Total stockholders' equity (deficit)	(105,357)	26,123,349

Total liabilities and stockholders' equity (deficit)	$45,547	$32,484,370

The accompanying notes should be read in conjunction with the unaudited condensed consolidated financial statements

SouthPeak Interactive Corporation

Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended		From August 10, 2005 (inception) to
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	April 30, 2008
Operating expenses:
Professional fees	$74,314	$44,714	$240,685	$150,313	$559,054
Transaction costs (Note 1)	1,071,570	-	1,703,770	-	1,703,770
General and administrative expenses (Notes 4 & 5)	43,157	61,171	148,326	210,519	449,413

Loss from operations	(1,189,041)	(105,885)	(2,092,781)	(360,832)	(2,712,237)

Interest income	149,057	245,848	649,061	749,755	1,922,769

Income (loss) before provision for income taxes	(1,039,984)	139,963	(1,443,720)	388,923	(789,468)

Provision for income taxes (Note 4)	-	-	-	-	-

Net income (loss) for the period	(1,039,984)	139,963	(1,443,720)	388,923	(789,468)

Accretion of Trust Fund relating to Class B common stock subject to possible conversion	(29,644)	(48,094)	(127,412)	(144,732)	(373,606)

Net income (loss) attributable to other Class B stockholders and common stockholders	$(1,069,628)	$91,869	$(1,571,132)	$244,191	$(1,163,074)

Class B common shares outstanding subject to possible conversion	1,115,709	1,195,402	1,169,225	1,195,402

Net income (loss) per Class B common share subject to possible conversion, basic and diluted	$0.03	$0.04	$0.11	$0.12

Weighted average number of common shares outstanding, basic and diluted	5,452,391	5,704,698	5,599,926	5,704,698

Net income (loss) per share, basic and diluted	$(0.20)	$0.02	$(0.28)	$0.04

The accompanying notes should be read in conjunction with the unaudited condensed consolidated financial statements

SouthPeak Interactive Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

						Retained earnings (deficit)
					Additional	accumulated in
	Common Stock		Common Stock, Class B		Paid -In	the development
	Shares	Amount	Shares	Amount	Capital	stage	Total
Balance, August 10, 2005 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Common Stock to initial stockholder	100				500		500
Issuance of 3,075,000 W arrants at $0.05 Per Warrant	-	-	-	-	153,750	-	153,750
Sale of 460,000 Series A Units and 2,990,000 Series B Units through public offering net of underwriter's discount and offering expenses and net of proceeds of $6,036,780 allocable to 1,195,402 shares of common stock, Class B subject to possible conversion	920,000	92	4,784,598	478	25,560,371	-	25,560,941
Proceeds from sale of underwriters' purchase option	-	-	-	-	100	-	100
Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	(50,100)	-	(50,100)
Net income for the period	-	-	-	-	-	153,457	153,457
Balance, July 31, 2006	920,100	$92	4,784,598	$478	$25,664,621	$153,457	$25,818,648
Accretion relating to Class B common stock subject to possible conversion	-	-	-	-	(196,094)	-	196,094
Net income for the year	-	-	-	-	-	500,795	500,795
Balance, July 31, 2007	920,100	$92	4,784,598	$478	$25,468,527	$654,252	$26,123,349
Accretion relating to Class B common stock subject to possible conversion (unaudited)	-	-	-	-	(127,412)	-	(127,412)
Net loss for the nine months ended April 30, 2008 (Unaudited)	-	-	-	-	-	(1,443,720)	1,443,720
Net loss from inception before reclassification of interest earned on trust account	-	-	-	-	-	(789,468)	-
Reclassification of interest earned on trust account since inception to additional paid in capital (unaudited)	-	-	-	-	1,868,959	(1,868,959)	-
Return and concollation of Class B Common Stock (unaudited)	-	-	(4,784,598)	(478)	478	-	-
Redemption of Class B common stock (unaudited)	-	-	-	-	(25,657,574)	-	(25,657,574)
Issuance of 1,000,000 shares in connection with merger transaction ($1 per share value) (unaudited)	1,000,000	100	-	-	999,900	-	1,000,000
Balance, April 30, 2008 (Unaudited)	1,920,100	$192	-	$-	$2,552,878	$(2,658,427)	$(105,357)

The accompanying notes should be read in conjunction with the Unaudited condensed consolidated financial statements

SouthPeak Interactive Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended April 30, 2008	For the nine months ended April 30, 2007	From August 10, 2005 (inception) to April 30, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income for the period	$(1,443,720)	$388,923	$(789,468)
Adjustments to reconcile net income to net cash used in operating activities:
Non cash charge related to issuance of common stock	1,000,000	-	1,000,000
Gain on maturity of securities held in trust fund	(722,027)	(640,766)	(1,868,960)
Change in operating assets and liabilities:
Interest receivable on investment held in Trust Fund	84,647	(83,252)	-
Prepaid expenses	38,923	(50,875)	(2,077)
Accounts payable, accrued expenses and accrued and deffered acquisition costs	90,261	(88,845)	150,904

Net cash used in operating activities	(951,916)	(474,815)	(1,509,601)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of securities held in trust fund	(285,759,580)	(183,981,743)	(777,536,933)
Maturity of securities held in trust fund	285,759,580	183,981,743	747,337,933
Redemption of Trust Account	32,067,959	-	32,067,959
Net cash provided by (used in) investing activities	32,067,959	-	1,868,959

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	153,750
Proceeds from notes payable to initial security holders	-	-	52,500
Registration costs paid	-	-	(89,909)
Repayment of notes payable to initial security holders	-	-	(52,500)
Proceeds from sale of underwriters' purchase option	-	-	100
Redemption of Class B Common Stock	(32,067,959)	-	(32,067,959)
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion	-	-	6,036,780
Net proceeds from sale of units through public offering allocable to stockholders' equity	-	-	25,650,850

Net cash (used in) provided by financing activities	(32,067,959)	-	(315,888)

Net increase (decrease) in cash and cash equivalents	(951,916)	(474,815)	43,470

Cash and cash equivalents
Beginning of period	995,386	1,583,911	-

End of period	$43,470	$1,109,096	$43,470

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$360,000
Accretion relating to class B common stock subject to possible conversion	$127,412	$144,732	$373,606
Issuance of common stock relating to transaction costs	1,000,000	-	1,000,000

The accompanying notes should be read in conjunction with the unaudited condensed consolidated financial statements

SouthPeak Interactive Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1– ORGANIZATION AND ACTIVITIES

SouthPeak Interactive Corporation (the “Company”) was incorporated in Delaware on August 10, 2005 under the name Global Services Partners Acquisition Corp. to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business (a “Target Business”).

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

Recent Events

On May 12, 2008, the Company acquired all of the outstanding membership interests of SouthPeak Interactive, L.L.C. (“SouthPeak LLC”) pursuant to the Membership Interest Purchase Agreement (“Purchase Agreement”). As a condition to closing the Purchase Agreement, the Company completed a merger with its wholly-owned subsidiaries pursuant to which the Company changed its name to SouthPeak Interactive Corporation. At the closing of the transactions contemplated by the Purchase Agreement, the Company issued 35,000,000 shares of the Company’s common stock (including the 1,000,000 issued on April 25, 2008) to the members of SouthPeak LLC in exchange for SouthPeak LLC’s membership interests. The transaction will be accounted for as a reverse acquisition, equivalent to a recapitalization, through the issuance of stock by SouthPeak for the net monetary assets of the Company. The net monetary assets of the Company will be recorded as of the transaction date at their respective historical costs, which is considered to be the equivalent of fair value. No goodwill or intangible assets will be recorded as a result of the transaction. This transaction, which occurred subsequent to April 30, 2008, has not been reflected in the accompanying financial statements.

History

In October 18, 2007, the Company entered into a letter of intent with SouthPeak LLC in anticipation of completing a business combination by April 25, 2008.

The business combination was subject to, among other things, the approval of the Company’s Class B stockholders. Between April 24 and 25, 2008, at a special meeting of the Company's stockholders, the proposal approving the business combination with SouthPeak LLC contained in the Company’s Definitive Proxy was not approved by the holders of a majority of shares of the Company’s Class B common stock.

In accordance with the Company’s certificate of incorporation, as a result of the Company not consummating a business combination on or before April 25, 2008, effective on that date, each share of the Company’s Class B common stock was cancelled and automatically converted into the right to receive a pro rata portion of the trust account maintained by the Company since its initial public offering for the benefit of the Class B common stock. Accordingly, the Company’s Series B Units were mandatorily separated into their component parts: two warrants to purchase Common Stock and rights to receive the distribution on Class B shares. The Company directed the trustee of the trust account to distribute to all holders of its Class B common stock, in proportion to their respective equity interest in the Class B common stock, an aggregate sum equal to the amount in the trust account, inclusive of any interest. The amount of $32,067,959 comprised of proceeds from the Company’s initial public offering placed in trust of $30,199,000 and interest of $1,868,959 earned thereon ($5.36 per Class B share), was distributed to Class B shareholders. Effective as of the close of business April 25, 2008, the Company’s Series B Common Stock and Class B Units were no longer quoted on the Over -The-Counter bulletin board and were no longer traded or tradable.

SouthPeak Interactive Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND ACTIVITIES (CONTINUED)

On April 25, 2008, subsequent to the termination of the special meeting, the Company entered into an agreement with SouthPeak LLC and the members of SouthPeak LLC (the “Agreement”) pursuant to which the members of SouthPeak LLC agreed to enter into a new definitive agreement with the Company to exchange their membership interests in SouthPeak LLC for shares of the Company’s common stock. In order to facilitate the consummation of the acquisition of SouthPeak LLC, the Company issued 1,000,000 shares of its common stock to the managing member of SouthPeak LLC as advance consideration in exchange for SouthPeak LLC’s and its members’ continued exclusive relationship with the Company. If the closing of a definitive agreement as contemplated under the Agreement did not occur on or before May 15, 2008 (subject to the unilateral right of SouthPeak LLC to extend such date to May 30, 2008), the shares, at the option of the Company, were to be immediately cancelled.

Organization

The registration statement for the Company's initial public offering (“Offering”) was declared effective on April 18, 2006. The Company consummated the Offering on April 25, 2006 for net proceeds of approximately $31.6 million. The Company’s management had broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering were intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). Pending such a Business Combination, substantially all of the proceeds of the initial public offering were held in trust (“Trust Fund”) to be returned to the holders of Class B Common Stock if a Business Combination was not consummated in 24 months (April 25, 2008), subsequent to the Offering (the “Target Business Acquisition Period”). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, would be distributed to the holders of common stock sold in the Offering.

Both the Company’s common stock and Class B common stock had one vote per share. However, the Class B common stockholders could, and the common stockholders could not, vote in connection with a Business Combination. Further, since a Business Combination was not consummated during the Target Business Acquisition Period as noted above, the Trust Fund was distributed pro-rata to all of the Class B common stockholders and their Class B common shares were cancelled and returned to the status of authorized but unissued shares. Common stockholders did not receive any of the proceeds from the Trust Fund.

Going concern consideration — As indicated in the accompanying financial statements, at April 30, 2008, the Company had current assets of $45,547 (including cash of $43,470), current liabilities of $150,904 and a working capital deficiency of $105,357. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. (Note 8)

SouthPeak Interactive Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - OFFERING

In the Offering, effective April 18, 2006 (closed on April 25, 2006), the Company sold to the public an aggregate of 460,000 Series A Units (the “Series A Units” or a “Series A Unit”) and 2,990,000 Series B Units (the “Series B Units” or a “Series B Unit”) at a price of $8.50 and $10.10 per unit, respectively, inclusive of an over-allotment option issued to the underwriters to purchase additional Series A Units and Series B Units, which was exercised in full. Proceeds from the Offering totaled approximately $31.6 million, which was net of approximately $2.5 million in underwriting and other expenses incurred through April 25, 2006, the consummation of the offering. Each Series A Unit consists of two shares of the Company’s common stock, and ten Class Z Warrants. Each Series B Unit consists of two shares of the Company's Class B common stock, and two Class W Warrants.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (August 10, 2005) to July 31, 2007 included in the Company’s Form 10-K filed on October 29, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended April 30, 2008 and 2007 and for the period from inception (August 10, 2005) to April 30, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash and Cash Equivalents - Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Basis of Presentation of Condensed Consolidated Financial Statements - The condensed consolidated financial statements include the accounts of the Company’s subsidiaries. There were no intercompany transactions and balances to be eliminated.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company has maintained deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Transaction Costs - Costs related to proposed acquisitions are capitalized and in the event the acquisition does not occur, the costs are expensed. As of April 30, 2008, the Company has expensed $1,703,770 ($1,000,000 of which pertains to the advance consideration given to SouthPeak LLC Member) in acquisition costs as the proposed transaction will be treated as a reverse acquisition. (See Note 1).

Investments Held in Trust/Income Taxes – Through April 25, 2008, the Company’s restricted investment held in the Trust Fund were comprised of Commonwealth of Virginia securities with maturities of up to 30 days. The amounts that were held in the Trust Fund recognized interest income of $148,296, $637,380, $240,590 and $724,018 for the three and nine months ended April 30, 2008 and 2007, respectively, and $1,868,959 from inception (August 10, 2005) to April 30, 2008, which was included in interest income on the accompanying statement of operations. Such securities generated current income which was exempt from federal income tax and the tax imposed by the Commonwealth of Virginia and therefore no provision for income taxes was required for the nine months ended April 30, 2008.

SouthPeak Interactive Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (loss) Per Share - Net income per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share, subject to possible conversion, is calculated by dividing accretion relating to Class B common stock subject to possible conversion by the number of Class B common shares outstanding subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the Underwriter Purchase Option (“UPO”) are antidilutive, they have been excluded from the Company’s computation of net income per share.

As a result of the Company’s distribution of the Trust Fund to the Class B Common Stockholders the amounts in the Trust Fund were returned to the Class B Common Stockholders including all interest income earned thereon on April 30, 2008. Due to the distribution to Class B common shareholders made in April 2008 and the inclusion therein of $1,868,959 of interest earned on the Trust Fund to April 30, 2008 discussed in Note 1, the amounts disclosed as earnings (loss) per share on the statements of operations are not representative of the actual per share earnings (loss) of the Class B common stock (5,980,000 shares) and common stock (920,100 shares) since inception. Such amounts would be $0.31 net income per share of common stock Class B (based on $1,868,959 interest on Trust Fund since the Offering) and $(2.89) net loss per share of common stock (based on net loss since inception of $2,658,427 excluding interest on Trust Fund) for the 5,980,000 and 920,100 shares, respectively (this calculation excludes the per share loss related to 1,000,000 shares of common stock issued April 25, 2008 discussed in Note 1 "History" above).

Fair Value of Financial Instruments and Derivatives - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at April 30, 2008. As of April 30, 2008, the Company had no derivatives under SFAS No. 107.

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

SouthPeak Interactive Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141(R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

NOTE 4 - TAXES

Income Taxes

No provisions for federal income taxes has been made because the Company’s interest income is earned from investments in Commonwealth of Virginia and Commonwealth of Maryland securities which are exempt from federal and Virginia state taxation.

Other

The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Amounts of $0, $18,000, $9,000, $27,000 and $64,556 for Delaware franchise taxes are included as part of general and administrative expenses in the accompanying statements of operations for the three and nine months ended April 30, 2008 and 2007 and for the period from inception (August 10, 2005) to April 30, 2008, respectively.

SouthPeak Interactive Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - COMMITMENTS

Administrative Services

Commencing on April 18, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of the Company’s chief executive officer, $7,500 per month for office, secretarial and administrative services. Amounts of $21,000, $66,000, $22,500, $67,500, for such services for the three and nine months ended April 30, 2008 and 2007, respectively, and $181,725 for the period from inception (August 10, 2005) to April 30, 2008 are included in general and administrative expenses on the accompanying statements of operations. This arrangement was terminated in April 2008.

Financial Advisory Services

At the time of the Offering, HCFP/Brenner Securities LLC (“HCFP”), had been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company agreed to pay HCFP a cash transaction fee of $900,000 upon consummation of the combination. In lieu of the $900,000 fee otherwise payable to HCFP, the Company has agreed to pay HCFP, for financial advisory services rendered to it in connection with the Business Combination, $2.5 million and 250,000 Class Z Warrants of SP Holdings with such payments contingent upon the closing of the merger and Business Combination.

Solicitation Services

The Company has engaged HCFP on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company agreed to pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after April 18, 2007 if the exercise is solicited by HCFP. No services have been provided as of April 30, 2008.

NOTE 6 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 24,000,000 shares of common stock and 7,000,000 shares of Class B common stock. As of April 30, 2008, there are 1,920,100 (including the 1,000,000 shares issued to the principal of SouthPeak LLC, Note 1) shares of the Company’s common stock issued and outstanding and 0 shares of the Company’s Class B stock issued and outstanding.

NOTE 7 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK

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

SouthPeak Interactive Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Each Class W Warrant issued in the Offering and to the initial securityholders is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) April 18, 2007, and ending April 17, 2011. As of April 30, 2008, there were 7,517,500 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial securityholders is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) April 18, 2007 and ending April 17, 2013. As of April 30, 2008, there were 6,137,500 Class Z Warrants outstanding.

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

Underwriter Purchase Option

In connection with the Offering, the Company issued to certain of the underwriters an option, the UPO, for an aggregate of $100 to purchase up to 20,000 Series A Units at an exercise price of $14.025 per unit and/or up to 130,000 Series B Units at an exercise price of $16.665 per unit on the later of (a) completion of a Business Combination and (b) April 18, 2007 and ending April 17, 2011. The fair value of the UPO, inclusive of the receipt of the $100 cash payment, was accounted for as an expense of the Offering resulting in a charge directly to stockholders’ equity with a corresponding credit to additional paid-in-capital. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. Each of the Series A Units and Series B Units included in the UPO are identical to the Series A Units and Series B Units sold in the Offering, except that the exercise price of the Class W Warrants underlying the Series B Units and the Class Z Warrants underlying the Series A Units will be $5.50 per share and the Class Z Warrants underlying the Series A Units shall only be exercisable until the fifth anniversary of the Offering. The Company has no obligation to net cash settle the exercise of the UPO or the warrants underlying the UPO. The holder of the UPO will not be entitled to exercise the UPO or the warrants underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying warrants, the UPO or warrants, as applicable, will expire worthless.

SouthPeak Interactive Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – SUBSEQUENT EVENT

On May 12, 2008, the Company amended its articles of incorporation by increasing the number of common stock authorized, par value $0.0001 per share, to 90,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 shares of preferred stock, par value $0.0001 per share.

On May 12, 2008, the Company entered into a purchase agreement (the “Preferred Stock Purchase Agreement”) with certain investors  (collectively, the “Investors”), pursuant to which the Company may sell to Investors up to 15,000,000 shares of its Series A Convertible Preferred Stock, par value $0.0001 (the “Series A Preferred”), at a purchase price of $1.00 per share. As of June 11, 2008, the Company had sold an aggregate of 12,984,833 shares of Series A Preferred for aggregate consideration of $12,984,833, including the conversion of $2,093,333 in principal and interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

General

We were formed on August 10, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity with an operating business in the security industry. We completed our initial public offering (“IPO”) on April 25, 2006. Our entire activity from inception through the consummation of our IPO on April 25, 2006 was to prepare for and complete our IPO. Since the consummation of our IPO on April 25, 2006, our activity has been limited to identifying targets for a business combination.

As of October 18, 2007 and October 19, 2007, the Company entered into two letters of intent with two different target companies to effect a business combination. As a result of entering into the letters of intent, the Company had until April 25, 2008 to complete a business combination with one of the target companies. One of the letters of intent expired on November 18, 2007. The letter of intent with the other target company was extended until January 15, 2008. On January 15, 2008, the Company entered into a Amendment and Plan of Reorganization (“Reorganization Agreement”) with SouthPeak Interactive L.L.C. (“SouthPeak LLC”). As of April 30, 2008, the Company has incurred and expensed $1,703,770 of costs related to the transaction with SouthPeak LLC.

We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a business combination.

Results of Operations

Net loss for the three months ended April 30, 2008 was $(1,039,984), which consisted of interest income of the Trust Fund of $148,296, and interest on cash and cash equivalents of $761, offset by $74,314 of professional fees, transaction costs of $1,071,570 and $43,157 of general and administrative expenses consisting of $21,000 for a monthly administrative services agreement with an affiliate, $18,310 of D&O insurance, and $3,847 of other expenses.

Net income for the three months ended April 30, 2007 was $139,963 which consisted of interest income of the Trust Fund of $240,590, and interest on cash and cash equivalents of $5,258, offset by $44,714 of professional fees, $61,171 of general and administrative expenses consisting of $22,500 for a monthly administrative services agreement with an affiliate, $15,000 of D&O insurance, $9,000 of Delaware franchise tax and $14,671 of other expenses.

Net loss for the nine months ended April 30, 2008 was $(1,443,720) which consisted of interest income of the trust fund of $637,380, and interest on cash and cash equivalents of $11,681, offset by $240,685 of professional fees, transaction costs of $1,703,770 and $148,326 of general and administrative expenses consisting of $66,000 for a monthly administrative services agreement with an affiliate, $48,310 of D&O insurance, $18,000 of Delaware franchise tax and $16,016 of other expenses.

Net income for the nine months ended April 30, 2007 was $388,923 which consisted of interest income of the trust fund of $724,018, and interest on cash and cash equivalents of $25,737, offset by $150,313 of professional fees and $210,519 of general and administrative expenses consisting of $67,500 for a monthly administrative services agreement with an affiliate, $40,000 of D&O insurance, $27,000 of Delaware franchise tax and $76,019 of other expenses.

Net loss for the period from inception (August 10, 2005) to April 30, 2008 was $(789,468), which consisted of interest income of the trust fund of $1,868,959, and interest on cash and cash equivalents of $53,810, offset by $559,054 of professional fees, transaction costs of $1,703,770 and $449,413 general and administrative expenses consisting of $181,725 for a monthly administrative services agreement with an affiliate, $103,310 of D&O insurance, $64,556 of Delaware franchise tax and $99,822 of other expenses.

Liquidity and Capital Resources

Our net proceeds from the IPO, after deducting offering expenses of approximately $434,000 and underwriting discounts of approximately $2,047,000, was approximately $31,600,000 of which $30,199,000 was placed in a trust account and the remaining proceeds of approximately $1,430,000 became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Except to the extent that our capital stock is used in whole or in part as consideration to effect a business combination, substantially all of the net proceeds of the IPO were to be used to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. In accordance with the Company’s organizational documents, as a result of the Company not consummating a business combination by April 25, 2008, the funds held in the trust account of approximately $32,000,000 were refunded to the Class B common stock holders at the end of April 2008. At April 30, 2008, we had cash outside of the trust account of $43,470 cash held inside the trust account of $0, prepaid expenses of $2,077 and total liabilities of $150,904.

As a result of the acquisition of SouthPeak on May 12, 2008, and the sale of Series A Preferred Stock in May and June of 2008, the Company anticipates that there will be sufficient cash flow to finance the Company’s operations and growth.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $30,199,000 of the net offering proceeds was placed into a trust account at Lehman Brothers maintained by American Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust will only be invested in United States “government securities,” defined as any Treasury Bill issued within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The proceeds held in trust have been invested in Commonwealth of Virginia securities with maturities of up to 30 days. As of July 31, 2007, the effective annualized interest rate on our investment was 3.22%. As of April 30, 2008, $0 was held in the trust account. As of April 30, 2008, $43,470 of the proceeds not held in trust was being held in a business checking account with Provident Bank National Association or in an escrow account with our attorneys for the benefit of certain vendors who are performing services in connection with the proposed business combination transaction. Thus, we are subject to market risk primarily through the effect of changes in interest rates. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

Item 4. Controls and Procedures

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

PART II

OTHER INFORMATION
Item 1. Legal Proceedings

The Company is not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Following the Company’s acquisition of SouthPeak LLC, the Company’s operations became those of SouthPeak LLC. As a result, the Company now operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties the Company’s management believes are most important for you to consider. Additional risks and uncertainties not presently known to the Company’s management, which the Company’s management currently deems immaterial or which are similar to those faced by other companies in the Company’s industry or business in general, may also impair the Company’s business operations. If any of the following risks or uncertainties actually occur, the Company’s business, financial condition and operating results would likely suffer.

Risks Related to the Company’s Business and Operations

Stiff competition within the video game publishing industry, in particular, can significantly reduce the Company’s share of the market, curtail potential revenue, and negatively impact its long-term viability.

The Company competes for licenses to properties and the sale of its titles with the large platform manufacturers such as Sony, Microsoft and Nintendo, each of which also develops and markets software for its own platforms. Each of these competitors can bundle their software with their hardware and create less demand for individual sales of the Company’s games. Additionally, these hardware systems manufacturers have better bargaining positions with respect to retail pricing, shelf space and retailer accommodations than do any of their licensees, including the Company, as well as the financial resources to withstand significant price competition and to implement extensive advertising campaigns. These platform providers may also give priority to their own games or to those of other publishers when manufacturing capacity is insufficient.

Next generation consoles require larger development teams and budgets to bring games to market. Although the Company has been able to produce successful games for these next generation consoles with industry competitive budgets, the Company may be unable to continue to do so in the future.

The Company competes, as well, with domestic game publishers such as Electronic Arts, Activision, THQ Inc., Take-Two and Midway Games; and international publishers, such as SEGA, Square Enix, UbiSoft, SCi Entertainment, Capcom, Konami and Namco-Bandai. Many of the Company’s competitors have blockbuster titles (with greater name recognition among consumers), a broader product line, or greater financial, marketing and other resources than it does. Accordingly, these competitors may be able to market their products more effectively or make larger offers or guarantees to independent developers in connection with the acquisition of commercially desirable properties.

The Company’s video game distribution operations also exist in a highly competitive environment. Competition is based primarily on breadth, availability and marketability of titles; price; terms and conditions of sale; credit terms and availability; speed of delivery; and effectiveness of sales and marketing programs. The Company’s competitors include regional, national and international distributors, as well as hardware manufacturers and software publishers. The Company may lose market share or be forced in the future to reduce its prices in response to its competitors.

The Company’s business model can limit its growth prospects and long-term viability.

The Company has historically focused on publishing innovative video games for underserved niches that are generally sold at prices typical for big budget games produced by the leading large game publishers. In doing so, it has relied on its management’s industry experience to identify game concepts that can be profitably produced, their ability to allocate the Company’s limited financial resources among games under development and their ability to leverage low-cost offshore video game developers. There can be no assurance, however, that the Company will be able to accurately assess the likelihood and volume of sales for future video games or to engage low-cost developers.

The traditional distribution model of distributing original titles through third parties, such as independent video game publishers, could be challenged by the emergence of direct-to-consumer electronic delivery. Microsoft, Sony and Nintendo each plan to provide a mechanism for game developers to publish games via electronic store fronts that enable direct downloading of game content, though only a limited number of games will be selected for these electronic store fronts at any given time. Similar distribution venues already exist for the personal computer platform as well. Whereas some games are likely to entail program file sizes not easily distributed digitally due to bandwidth and storage constraints, it is possible that game concepts pursued by the Company in the future may not always have these constraints, and therefore originators of such game concepts could potentially bypass the traditional distribution and publication path, and take a direct-to-consumer approach, or even choose to sign multi-product deals, be acquired by other publishers, or go direct to the Company’s clients. Additionally, although the Company has been able to gain access to the limited game slots available in electronic store fronts, there can be no assurance that the number of games at electronic store fronts will remain limited or that the Company will continue to be able to access limited available game slots. Such changes in industry distribution practices and the number of game slots made available at electronic store fronts could limit the Company’s prospects for growth and negatively affect its profitability.

If the Company is unable to effectively compete with other independent publishing companies within an environment of intense and growing competition, the success of its operations and its earnings potential can be severely compromised.

The Company competes with a variety of independent publishers of proprietary video game software. Because platform licenses are non-exclusive, and many of the Company’s competitors also have licenses to develop and distribute video game software for these systems, new entrants could enter the market, including those with business models similar to the Company’s.

Many of the Company’s competitors have certain advantages over it, including:

•	Substantially greater financial, technical, marketing and other resources, including brand or corporate name recognition;

•	Larger client bases;

•	Longer operating histories;

•	More established relationships in the industry; and

•	Larger geographic coverage.

The Company’s competitors may be able to use these advantages to:

•	Develop or adapt to new or emerging technologies and changes in consumer preferences more quickly;

•	Take advantage of acquisitions and other opportunities more readily;

•	Enter into and increase funding for strategic relationships to rapidly grow their reach and offerings;

•	Devote greater resources to the marketing and sale of their services; and

•	Adopt more aggressive pricing and incentive policies, which could drive down margins.

If the Company is unable to anticipate and adapt to rapidly changing technology, its results of operations and competitive position could be adversely affected.

The Company derives most of its revenue from the sale of video game software developed for use on popular consoles. The success of its business is affected in large part by the market appeal of its published games and by the availability of an adequate supply of the hardware systems on which they run. The Company’s ability to accurately predict which new video game platforms will be successful in the marketplace, as well as its ability to develop commercially successful products for these new systems, will determine whether or not the Company will be competitive in the future.

The Company typically makes product development decisions and commits significant resources and time (18 to 24 months) in advance to remain competitive. If the Company chooses not to publish games for a new hardware system that is ultimately popular, its competitive position and profitability may be adversely affected. Yet, even if the Company seeks to adapt to any new game platforms, the Company faces the risk of not being able to generate any significant earnings or recoup its investment as quickly as anticipated if the new system does not gain widespread market appeal, is not available in adequate quantities to meet consumer demand, or has a shorter life cycle than anticipated. Alternatively, a platform for which the Company has not devoted significant resources could be more successful than it had initially anticipated, causing it to miss a vital earnings opportunity.

If the Company is unable to enter into attractive publishing arrangements with developers of highly innovative and commercially appealing games, its competitiveness and prospects for growth could be severely impacted.

The Company’s success depends on its ability to timely identify and publish highly marketable titles. The Company relies on third-party software developers or development studios for the development of most of its titles. Because interactive game developers are highly in demand, the relatively limited resources of the Company vis-à-vis its competitors puts it at a competitive disadvantage when bidding to offer attractive compensation packages, advance royalties or ample pre-development financing to desirable developers, and potentially reduces its chances of winning the right to publish highly innovative games. Such a situation could severely impact its competitiveness and prospects for growth.

If the Company fails to satisfy its obligations under agreements with third-party developers and licensors, its operating results could be materially adversely affected.

Software developers who have developed video games for the Company in the past may not be available to develop video game software for it in the future. Due to the limited number of third-party software developers and the limited control that the Company exercises over them, these developers may not manage to complete video games for it on time and within product quality expectations, if at all. The Company has entered into agreements with third parties to acquire the rights to publish and distribute proprietary video game software. These agreements typically require the Company to make advance payments, pay royalties and satisfy other conditions. The Company’s advance payments may not be sufficient to permit developers to develop new software successfully, which could result in material delays and significantly increase the Company’s costs to bring particular products to market. Future sales of its titles may not be sufficient to recover advances to software developers and licensors, and it may not have adequate financial and other resources to satisfy the Company’s contractual commitments to such developers. If the Company fails to satisfy its obligations under agreements with third-party developers, the agreements may be terminated or modified in ways that are burdensome and materially adversely affect its operating results and long-term viability.

If the Company is unable to sell any of the works it has committed to fund, its operating margins could be adversely affected.

The Company typically enters into contracts with suppliers that are matched with commitments to fund original work development under specific terms. As of December 31, 2007, the Company had entered into contracts with nine independent software developers pursuant to which it is subject to minimum funding commitments and the Company may enter into additional contracts with similar commitments in the future. To date, the Company has sufficiently met its commitments with each of those suppliers, but the Company can make no assurances that in the future its earnings and/or liquidity will meet or exceed its commitments with each vendor. If the Company is unable to sell any of the works it has committed to fund, its operating margins could be adversely affected.

If the Company is unable to secure approval from hardware manufacturers to publish new titles for their respective platforms, its business could suffer significantly or, alternatively, if the Company fails to satisfy its obligations under agreements with first-party platform manufacturers such as Microsoft, Sony, and Nintendo, its operating results could be materially adversely affected.

The Company is dependent on non-exclusive licenses from platform manufacturers (Microsoft, Nintendo and Sony) for the right to publish titles for their platforms. The Company’s existing platform licenses require that it obtain approval for the publication of new games on a title-by-title basis. As a result, the number of titles the Company is able to publish for these platforms, and its sales from titles for these platforms, may be limited. A manufacturer may elect not to renew or extend the Company’s license agreement at the end of its term, or adversely modify it, for whatever reason. Consequently, the Company may be unable to publish new games for the applicable platforms or the Company may be required to do so on less attractive terms. This will not only prevent the Company from publishing additional titles for a manufacturer but also negatively impact its operating results and prospects for growth.

In addition, the Company’s contracts with the console manufacturers often grant the latter approval rights over new software products, and control over the development of the Company’s games. These rights and privileges of hardware manufacturers could adversely affect its results of operations or financial condition by:

•	Causing the termination of a new project for which the Company has expended significant resources;

•	Impeding the development and shipment of newly published titles to customers; and

•	Increasing development lead times and costs which could be avoided if the Company is able to manufacture new game software independently.

Microsoft released its next-generation hardware platform, the Xbox 360, into the North American marketplace in November 2005, and each of Sony and Nintendo introduced their respective next-generation platforms PlayStation 3 and the Wii into the marketplace during November 2006. While the Company has licenses for Microsoft Xbox 360, Nintendo Wii, DS and Gameboy Advance, and for Sony PlayStation 3, Playstation 2, and Playstation Portable, it may be unable to obtain licenses for future hardware platforms.

If the Company’s inventory of next-generation video games is not fully sold and it has paid upfront significant license fees and manufacturing costs, its operating results and net worth may be materially adversely affected.

When publishing for game consoles, game publishers take on the burden of a great deal of inventory risk. All significant console manufacturers since Nintendo with its NES (1985) have monopolized the manufacture of every game made for their console, and have required all publishers to pay a license fee for every game so manufactured. This license fee is generally due at the time of manufacturing the game and is based upon the number of games being manufactured, unlike license fee payments in most other industries, in which license fees are paid following actual sales of the product. So, if a game publisher orders one million copies of its game, but half of them do not sell, the publisher has already paid the full console manufacturer license fee on one million copies of the game, and has to absorb that cost. Furthermore, non-moving inventory of games tend to decline substantially in value over time or to become obsolete. If this situation happens to the Company, and price concessions are not available to it on unsold products, it could incur significant losses, which could materially adversely affect its profitability and net worth.

The Company is dependent upon a limited number of customers and the loss of any of its key customers could materially adversely affect its business.

The Company is dependent on a small number of large customers for a significant portion of its sales, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these clients, could seriously hurt its business. Historically, a substantial portion of the Company’s revenue has come from a limited number of clients. For example, the Company had three customers, GameStop, Wal-Mart and Pinnacle that accounted for 19%, 14% and 11%, respectively, of consolidated gross revenues for the six months ended December 31, 2007 and 24%, 10%, and 8%, respectively, of consolidated gross accounts receivable at December 31, 2007.

Approximately 95% of the Company’s sales are made through purchase orders subject to agreements with its customers, including GameStop, Wal-Mart and Pinnacle, through which the customer may reduce the titles they purchase from the Company, renegotiate the terms on which they purchase its games, or terminate their relationship with the Company at any time. Certain of the Company’s customers may decline to carry products containing mature content. A substantial reduction in orders, including as a result of a product being rated “AO” (age 18 and over); difficulty in collecting receivables in full, or within a reasonable time period, or within reserve levels; or termination of its relationship with the customer as a result of a number of factors (including their level of satisfaction with the support services they receive from the Company, demand for or pricing of competing titles, and their ability to continue their operations); could adversely affect the Company’s operating results and business viability.

The Company is dependent on the success of a few titles, and unless it is able to gain and maintain market acceptance for newly published titles in the future, its growth and earnings prospects could be severely compromised.

A limited number of titles may produce a disproportionately large amount of the Company’s sales. Due to this dependence on a limited number of games, the failure of one or more of these products to achieve anticipated results may significantly harm the Company’s business and financial results.

If the Company’s contracted game developers fail to deliver their finished titles on time, or at all, the Company stands to incur significant losses that could severely adversely affect its financial performance.

The Company relies upon its third-party software developers to deliver titles within anticipated release schedules and cost projections.

While timetables for the development and delivery of game software are set in advance, video game production schedules are difficult to predict and can be subject to delays. Schedule slippage is very common due to the uncertain schedules of software development. Most publishers have suffered a “false launch”, in which the development staff assures the Company that game development will be completed by a certain date, and a marketing launch is planned around that date, including advertising commitments, and then after all the advertising is paid for, the development staff announces that the game will “slip”, and will actually be ready several months later than originally intended. When the game finally appears, the effects among consumers of the marketing launch - excitement and “buzz” over the release of, and intent of customers to purchase, the game - have dissipated, and lackluster interest leads to weak sales. These problems are compounded if the game is supposed to ship for the Christmas selling season, but actually slips into the subsequent year.

The development cycle for new titles can range from twelve to twenty-four months and can be expected to increase in connection with the development of next-generation software. After development of a game, it may take between nine to twelve additional months to develop the product for other hardware platforms. As the Company has no direct control over the business, finances and operating practices of external game developers, a delay or failure by these developers to make shipments or to complete the work performed - whether due to operational issues, financial difficulties, or faulty business decisions - may result in delays in, or cancellations of, product releases that may threaten the Company’s ability to obtain sufficient amounts of its product to sell to its customers when they demand them. In addition, customers may, under certain contracts, have the ability to terminate agreements to purchase game publications in view of issues concerning work quality and originality, or prolonged delay or significant revisions to published games. Terminations by clients of their purchase commitments can significantly dampen the Company’s revenue and cause its business to suffer tremendous losses.

Because many leading independent video game developers are small companies that are dependent on a few key individuals for the completion of a project, this also exposes the Company to the risk that these developers will lose a key employee, go out of business before completing a project, or simply cease work on a project for which the Company’s has hired them, and this occurrence could also be highly detrimental to the Company’s ability to compete and to generate additional revenue.

If delays or disruptions occur in the delivery to the Company’s customers of newly published titles following their commercial release, the Company’s operating results could be materially adversely affected.

Certain of the Company’s licensing and marketing agreements contain provisions that would impose penalties in the event that the Company fails to meet agreed upon video game release dates. The life cycle of a game generally involves a relatively high level of sales during the first few months after introduction, followed by a rapid decline in sales. New products may not achieve significant market acceptance or generate sufficient sales to permit the Company to recover development, manufacturing and marketing costs associated with these products. Because revenues associated with an initial product launch generally constitute a high percentage of the total revenue associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new titles could adversely affect the sales of such products and cause the Company’s operating results to materially suffer and differ from expectations.

If the Company incurs substantial costs for market testing and sales activities after its new games are published, and fails to anticipate market demand or secure customer contracts, its profitability and liquidity could be materially adversely affected.

The Company typically undertakes market testing and sales activities before each of its titles is eventually approved for deployment by a given customer. In addition, once a customer contract is signed, there is a period in which revisions to game features are made, which can contribute to further delays in the realization of revenue. If the Company incurs significant expenses associated with market testing, product revisions, and sales and marketing and is not successful in anticipating market demand for its games or in securing contracts from its targeted customers, it may generate insufficient revenue to fully cover its costs, including its investment in game development, and its profitability and liquidity could be severely affected.

If the Company incurs unanticipated levels of returns of its titles from customers, or price concessions granted to them, its operating results could significantly suffer.

The Company is exposed to the risk that customers will return its products, or seek to secure price concessions for any bulk orders. The company’s distribution arrangements with its customers generally do not give them the right to return titles to the Company or to cancel firm orders. However, when demand for its offerings falls below expectations, the Company can sometimes accept product returns for stock balancing and negotiate accommodations to customers in order to maintain healthy relationships with them as well as continued access to their sales channels. These accommodations include negotiation of price discounts and credits against future orders, referred to as price concessions. The estimated reserve for returns and price concessions is based on the Company management’s evaluation of expected sales, potential markdown allowances based on historical experience, market acceptance of products produced, retailer inventory levels, budgeted customer allowances and the nature of the title and existing commitments to customers.

While the Company believes that it can reliably estimate future returns and price concessions, it cannot predict with certainty whether existing reserves will be sufficient to offset any accommodations the Company will actually provide, nor can it predict the amount or nature of accommodations that it will provide in the future. Furthermore, the continued granting of substantial price protection and other allowances may require it to raise additional funds for its operating requirements, but there is no assurance that such funds will be available to it on acceptable terms, if at all. In addition, the license fees the Company pays Sony, Microsoft and Nintendo are non-refundable and cannot be recovered when titles are returned. Ultimately, if the Company’s return rates and price concessions for published titles materially exceed its reserves, its operating results may be adversely affected.

If the Company’s published titles suffer from grave defects, market acceptance of the Company’s product may be adversely affected, its results of operations adversely affected, and its reputation seriously harmed.

The Company’s published video games can contain major defects, which could delay market acceptance of its products; cause customers to either terminate relationships with, or initiate product liability suits against the Company, or both; or divert the company’s engineering resources, and consequently adversely impact its results of operations and its reputation.

If the Company's licensed intellectual property is not adequately protected from unauthorized use or access by others, the Company's competitiveness could be significantly undermined and its viability adversely affected.

The Company has obtained licenses for video game software developed by third parties in connection with the Company's publishing business, and it regards these licenses, including for the trademarks, copyrights, patents and trade secrets to such video game software, as proprietary intellectual property. The underlying trademarks, copyrights, trade secrets and patents often are separately protected by the third party developers of the software by enforcement of intellectual property laws. To protect the Company's proprietary licenses from unauthorized use and infringement, the Company maintains employee or third-party nondisclosure and confidentiality agreements, contractual restrictions on copying and distribution, as well as "shrink-wrap" or "click-wrap" license agreements or limitations-on-use of software included with its products.

However, the Company's licenses are vulnerable to misappropriation and infringement, which could undermine its competitiveness and materially adversely affect its business. It is difficult to effectively police unauthorized use of its licenses and the Company cannot be certain that existing intellectual property laws will provide adequate protection for its products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may try to copy its games, or to reverse engineer the licensed software. Well-organized piracy operations that have proliferated in recent years also have the ability to download pirated copies of its published software over the Internet. In addition, the laws of some foreign countries where the Company's products are or may be distributed may not protect its proprietary rights to as great an extent as US law, or are poorly enforced. If the Company is unable to protect its software against piracy, or prevent the misappropriation and infringement of its licenses in any form, its competitiveness and viability could be severely adversely affected.

If the Company infringes on the proprietary rights of others, unknowingly or not, it could sustain major damages to its business.

Although the Company believes its software and technologies and the software and technologies of third-party developers and publishers with whom it has contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others has occurred or may occur.

Any claims of infringement, with or without merit, could be time consuming, costly and difficult to defend. Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could require the Company to discontinue the distribution of its interactive entertainment software, prevent it from obtaining a license or redesigning its games, block it from publishing new materials, and compel it to pay substantial damages. In the event of a successful claim of infringement, the Company may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, if at all; divert attention and resources away from its daily business; impede or prevent delivery of its published titles; and require it to pay significant royalties, licensing fees and damages. The defense of any lawsuit could result in time-consuming and expensive litigation, regardless of the merits of such claims, and could also result in damages, license fees, royalty payments and restrictions on the Company’s ability to provide its services, any of which could harm its business.

The Company is subject to the risks and uncertainties associated with international trade, which could adversely affect its business.

As the Company expands its international operations, the Company is exposed to other risks, including: different market dynamics and consumer preferences; unexpected changes in international political, regulatory and economic developments; increased credit risks, tariffs and duties; difficulties in coordinating foreign transactions and operations; shipping delays; and possible impediments to the collection of foreign accounts receivable. Moreover, all of the Company’s international sales are made in local currencies, which could fluctuate against the dollar. While the Company may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, its results of operations could be adversely affected by unfavorable foreign currency fluctuations. These or other factors could have an adverse effect on its business.

If the Company is unable to effectively manage and fund its expansion initiatives, it could incur huge charges, which in turn could undermine its growth plans.

The Company has begun to expand its publishing operations, enlarge its work force, and increase its investments in proprietary games created by third-party developers. To manage this growth successfully, the Company must constantly hire, train and manage an increasing number of management, technical, marketing, and other personnel. Furthermore, the Company will require significant cash resources to fuel its expansion activities, and may have to seek debt or equity financing to fund related costs. There is no guarantee, however, that the Company could obtain the additional financing required on acceptable terms. The issuance of new equity securities of the Company, moreover, would result in dilution to the interests of its stockholders. Unless the Company is able to effectively manage its growth activities, its business may be materially adversely affected.

The Company may not be able to adequately adjust its cost structure in a timely fashion in response to a sudden decrease in demand.

A significant portion of the Company’s sales and marketing and general and administrative expenses are comprised of personnel and facilities. In the event of a significant decline in revenues, it may not be able to exit facilities, reduce personnel, or make other changes to its cost structure without disruption to its operations or without significant termination and exit costs. Management may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in revenues and profit. Moreover, reducing costs may impair the Company’s ability to produce and develop software titles at sufficient levels in the future. The Company is subject to the risk that its inventory values may decline and protective terms under supplier arrangements may not adequately cover the decline in values.

Failure to collect its accounts receivable on a timely basis will negatively impact the Company’s cash flow.

The Company’s sales are typically made on credit. The Company does not hold any collateral to secure payment from its customers. As a result, the Company is subject to credit risks, particularly in the event that a significant amount of its receivables represent sales to a limited number of retailers or are concentrated in foreign markets. Although the Company continually assesses the creditworthiness of its customers, which are principally large, national retailers, if it is unable to collect its accounts receivable as they become due, the Company’s financial condition and cash flow could be adversely affected. From time to time the Company may purchase from financial institutions insurance on its receivables (with certain limits) to help protect it from loss in the event of a customer’s bankruptcy or insolvency.

The Company’s quarterly operating results may fluctuate significantly due to various factors related to its operations, which could cause its stock price to decline and could result in substantial losses to investors.

The Company's quarterly operating results have varied widely in the past and are likely to vary in the future, due to numerous factors, several of which are not under its control. These factors include the timing of the Company's release of new titles, customer demand for the Company's titles, and fluctuations in receivables collections and quarterly working capital needs. Other factors that cause fluctuations in the Company's sales and operating results include:

•	The timing of release of its competitor’s products;

•	The popularity of both new titles and titles released in prior periods;

•	The profit margins for titles it sells;

•	Competition in the industry for retail shelf space;

•	Changing consumer demand for titles for different platforms; and

•	The timing of the introduction of new platforms and the accuracy of retailers’ forecasts of consumer demand.

The uncertainties associated with video game development, including varying manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors also make it difficult to predict the quarter in which the Company's products will ship and therefore may cause it to fail to meet financial expectations. In future quarters, operating results may fall below the expectations of securities analysts and investors and the price of its stock could decline significantly.

The video game publishing industry is highly seasonal, with the Christmas selling season accounting for a substantial portion of the industry's yearly sales of video and computer games, leading to a concentrated glut of high-quality competition every year in every game category during this seasonal period. Although the Company historically has not been materially impacted by the industry seasonality, primarily because it has produced a limited volume of video games that have been absorbed by the market even in low volume periods of the year, the Company may be impacted by the industry seasonality in the future as the Company increases the volume of its video game production. The Company's failure or inability to introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect its business and operating results in the future.

The Company believes that quarter-to-quarter comparisons of its operating results will not be a good indication of its future performance. The Company may not be able to maintain consistent profitability on a quarterly or annual basis. It is likely that in some future quarter, its operating results may be below the expectations of public market analysts and investors and as a result of the above-mentioned factors, and other factors described throughout this "Risk Factors" section, the price of  the Company’s common stock may fall or significantly fluctuate, and possibly bring about significant reductions to stockholder value.

The Company’s business activities may require additional financing that might not be able to be obtained on acceptable terms, if at all, which could have a material adverse effect on its financial condition, liquidity and its ability to operate going forward.

Although there can be no assurance, the Company’s management believes that based on the Company’s current operating plans, it will have sufficient capital resources to finance its operational requirements through the next 12 months. If unforeseen events occur that would require additional funding, the Company may need to raise additional capital or incur debt to fund its operations. The Company’s management would expect to seek such capital through sales of additional equity or debt securities and/or loans from financial institutions, but there can be no assurance that funds will be available on acceptable terms, if at all, and any sales of additional securities will be dilutive to investors.

Failure to obtain financing or obtaining financing on unfavorable terms could result in a decrease in the Company’s stock price and could have a material adverse effect on future operating prospects, or require a significant reduction in operations.

If the Company is unable to generate the cash that it needs to pursue its business plan, it may have to raise additional capital on terms unfavorable to its stockholders.

The operation or expansion of the Company’s business may require substantial additional financial, operational and managerial resources. If the Company is required to obtain additional funding in the future, it may have to sell assets, seek debt financing or obtain additional equity capital. Additional capital may not be available to it on favorable terms, or at all. If the Company is unable to obtain additional capital when needed, this could slow the Company’s growth, negatively affect its ability to compete in its industry and adversely affect its financial condition.

If the Company fails to retain the services of senior management, its business and prospects could be materially adversely affected.

The Company’s continued success will depend to a significant extent upon the performance and contributions of its senior management and upon the Company’s ability to attract, motivate and retain highly qualified employees. The Company is dependent upon key senior management to effectively manage the Company’s business in a highly competitive environment. If one or more of the Company’s key officers joins a competitor or forms a competing company, it may experience material interruptions in product development, delays in bringing products to market, difficulties in its relationships with licensors, suppliers and customers, and lose additional personnel, which could significantly harm its business, financial condition and operating results. Additionally, failure to continue to attract and retain qualified management personnel could adversely affect the Company’s business and prospects.

The Company does not have “key person” life insurance policies covering any of its employees, nor is it certain if any such policies will be obtained or maintained in the future. In particular, the Company will depend in large part on the abilities of Mr. Terry Phillips and Ms. Melanie Mroz, who are the Chairman, and President and Chief Executive Officer, respectively, of the Company, to effectively execute future strategies.

If the Company fails to hire and retain qualified personnel, in an industry where competition for qualified personnel is intense, its business could be seriously harmed.

The Company’s business, operating results and financial condition could be materially and adversely affected if the Company loses the services of key technical, sales or marketing employees, or if the Company failed to attract additional highly qualified employees. The Company’s employees are responsible for ensuring the timely publication, distribution and continued improvement of proprietary video games that the Company’s clients demand, for promptly addressing client requirements through technical and operational support services, and for identifying and developing opportunities to provide additional products and/or services to existing clients. The loss of the services of these employees, the inability to attract or retain qualified personnel in the future, or delays in hiring qualified personnel could limit the Company’s ability to generate revenues and to successfully operate the Company’s business.

Competition for employees can be intense and the process of locating key personnel with the right combination of skills is often lengthy. The Company relies to a substantial extent on the expertise, skills and knowledge of management, marketing, sales, technical and technology personnel to formulate and implement its business plan, as well as to identify, support, publish and market quality titles. Although the Company has granted incentives to some employees, it may not be able to continue to retain these personnel at current compensation levels, or at all. The compensation arrangements with such employees could result in increased expenses and have a negative impact on its operating results. In addition, if one or more of these individuals leave the Company, it may experience material delays in bringing products to market, which could have a material adverse effect on its business and prospects.

Growth of the Company’s business will result in increased demands on the Company’s management and limited human capital resources, which the Company may not be able to meet.

Any future growth in the combined business of the Company, whether organic or through acquisitions, will result in increased responsibility for the Company’s management and increased demands on the Company’s personnel. As the Company’s business grows, it will be required to retain qualified personnel who can expand their customer base and ensure continued development and delivery of highly innovative and technologically advanced games. The Company must continue to enhance and expand its management, technical, selling and marketing capabilities to accommodate this growth. To manage future growth, the Company will need to:

•	Retain and hire competent senior management and marketing personnel to manage publishing and marketing activities;

•	Maintain and expand their base of operating, financial and administrative personnel; and

•	Continue to train, motivate, and retain existing employees and attract and integrate new employees.

If the Company is unable to manage future expansion, its ability to provide and maintain superior services to its vendors and customers can be compromised, which could in turn damage its reputation and substantially harm the business.

Potential increased regulation of video game content and distribution can stifle growth and profitability and seriously hurt the Company’s business.

Video game entertainment has come under increased scrutiny from politicians and consumer advocacy groups many of which are calling for increased regulation/oversight of the content of video game products. Such potential regulation could raise costs or limit the market for video games, in general, and for the Company’s products in particular.

Consumer advocacy groups have opposed sales of video game software containing graphic violence or sexually explicit material or other objectionable content by pressing for legislation in these areas, including legislation prohibiting the sale of certain “M” rated video games to minors, and by engaging in public demonstrations and media campaigns, and various governmental bodies have proposed regulation aimed at the Company’s industry to prohibit the sale to minors of software containing such material. Additionally, retailers may decline to sell video games containing graphic violence or sexually explicit material that they deem inappropriate for their businesses. Some of the Company’s titles have received an “M” rating (age 17 and over). If retailers decline to sell the Company’s “M” rated products or if the Company’s products are rated “AO” (age 18 and over), the Company might be required to significantly change or discontinue particular titles.

Currently in the United States, the video game publishing industry is rated by the Entertainment Software Rating Board or ESRB, a self-regulated volunteer video game rating organization. The ESRB, through its ratings system, requires game publishers to provide consumers with information relating to video game content, including graphic violence, profanity or sexually explicit material contained in software titles. There are similar ratings agencies in the UK, Germany, Australia and other geographic territories.

Failure to obtain a target rating for certain of the Company’s products, as well as game re-rating, could negatively impact its sales.

The ESRB system uses a rating symbol that suggests the appropriate player age group, and content descriptor information, such as graphic violence, profanity, or sexually explicit material. The ESRB rating is printed on each game package and retailers may use the rating to restrict sales to the recommended age groups. Retail customers take the ESRB rating into consideration when deciding which games they will purchase. If the ESRB or a manufacturer determines that any of the Company’s video games should have a rating directed to an older or more mature consumer, the Company may be less successful in marketing and selling said games.

The Company claims compliance with rating system requirements and the proper display of the designated rating symbols and content descriptors. In some instances, however, the Company may have to modify certain games in order to market them under the expected rating, which could delay or disrupt the release of these games. In the United States, the Company expects its software titles to receive ESRB ratings of “E” (age 6 and older), “E10+” (age 10 and older), “T” (age 13 and over) or “M” (age 17 and over). In addition to these ratings, the ESRB may also rate a game as “AO” (age 18 and over). A few of the Company’s published titles have been rated “M” by the ESRB. If the Company is unable to obtain “M” ratings as a result of changes in the ESRB’s ratings standards or for other reasons, including the adoption of legislation in this area, the Company’s business and prospects could be negatively affected. In the event any of the Company’s games are re-rated by the ESRB, it may be required to record a reserve for anticipated product returns and inventory obsolescence which could expose it to additional litigation, administrative fines and penalties and other potential liabilities, and could adversely affect its operating results.

New legislation, content policies adopted by retailers, and litigation could inhibit sales of the Company’s products.

Legislation has been introduced at the local, state and federal levels for the establishment of a government-mandated rating and governing system in the United States and in foreign countries for the video game software publishing industry. Various foreign countries already allow government censorship of video games. The Company believes that if its industry were to become subject to a government rating system, its ability to successfully market and sell its products could be adversely affected.

In the United States, proposals have been made by numerous state legislators to regulate the sale of video games containing violent or sexually explicit material by prohibiting the sale of such products to under 17 or 18 audiences and proposing penalties for non-compliance, and certain states have recently sought to adopt laws regulating “M” or “AO” rated products or products otherwise depicting violent or sexually explicit materials. While such legislation has been successfully enjoined by industry and retail groups, the adoption into law of such legislation in federal and/or in state jurisdictions in which the Company does significant business could severely limit the retail market for its “M” rated titles.

Furthermore, a United States Senate bill, referred to as The Family Entertainment Protection Act, proposes to adopt a common rating system for video game software, television and music containing violence or sexually explicit material and to prohibit the sale of “M” rated, “AO” rated and “Rating Pending” products to under-17 audiences. The Federal Trade Commission has issued reports with respect to the marketing of such material to minors. If the bill is adopted into law, it may limit the potential market for the Company’s “M” rated products, and adversely affect its operating results.

Certain countries have also established similar rating systems as prerequisites for sales of video game software in such countries. In some instances, the Company may be required to modify certain of its games to comply with the requirements of these rating systems, which could delay the release of said games in these countries. Other countries, such as Germany, have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current United States laws.

Moreover, retailers may decline to sell video game software containing graphic violence or sexually explicit material. Some trade organizations also require video game publishers to provide consumers with information relating to graphic violence, profanity, or sexually explicit material contained in software titles, and they impose penalties for non-compliance.

Additionally, although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have been unsuccessful in the courts, claims of this kind can be asserted against the Company.

The Chairman of the Company is subject to an SEC cease and desist order.

Mr. Terry Phillips, the Chairman of the Company agreed, in May 2007, to a settlement with the SEC in a proceeding arising from certain actions in 2000 and 2001. Without admitting or denying the allegations, Mr. Phillips agreed to consent to the entry of an order to cease and desist from committing or causing any violations of Section 10(b) of the Exchange Act and Exchange Act Rules 10b-5 and 13b2-1 and from causing any violations of Sections 13(a) and 13(b)(2)(A) of the Exchange Act and Exchange Act Rules 12b-2, 13a-1 and 13a-13.

This proceeding arose from the involvement in 2000 and 2001 of Mr. Phillips, Capitol Distributing, L.L.C, and another private company in which Mr. Phillips was a principal, in certain actions of Take-Two Interactive Software, Inc., where Mr. Phillips was accused of taking receipt of merchandise from Take-Two Interactive Software, Inc. and later returning the merchandise to Take-Two without making an effort to sell the merchandise. In his agreement to cease and desist, Mr. Phillips paid a civil penalty of $50,000.

Should Mr. Phillips be found to have violated the terms of the SEC’s order in the future, he may be subject to further enforcement action, including legal action imposing injunctive relief and assessing fines or penalties, which could have a material impact on the Company’s reputation and business.

Risks Relating to the Company’s Securities

Fulfilling the obligations incident to being a public company after completing the Acquisition will be expensive and time consuming.

Each of the Company, as a former blank-check company, and SouthPeak, as a private company, has maintained relatively small finance and accounting staffs. Neither the Company nor SouthPeak currently has an internal audit group. Although the Company has maintained disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws with respect to its very limited activities, the Company has not been required to maintain and establish such disclosure controls and procedures and internal control as will be required with respect to businesses such as SouthPeak with substantial operations. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, the Company will need to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations will require significant management time, place significant additional demands on the Company’s finance and accounting staff and on the Company’s financial, accounting and information systems, and increase its insurance, legal and financial compliance costs. The Company may also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to document and test its internal controls over financial reporting for fiscal 2008 and beyond. Any delays or difficulty in satisfying these requirements could adversely affect its future results of operations and its stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to document and test the effectiveness of its internal controls over financial reporting in accordance with an established internal control framework and to report on its conclusion as to the effectiveness of its internal controls. It may cost the Company more than it expects to comply with these control- and procedure-related requirements.

The Company may discover in the future areas of its internal controls that need improvement, including with respect to other businesses that it may acquire in the future. The Company cannot be certain that any remedial measures it takes will ensure that it implements and maintains adequate internal controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm operating results or cause it to fail to meet its reporting obligations. If the Company is unable to conclude that it has effective internal controls over financial reporting, or if its independent auditors are unable to provide it with an unqualified report regarding the effectiveness of its internal controls over financial reporting as of June 30, 2009 and in future periods as required by Section 404, investors could lose confidence in the reliability of its financial statements, which could result in a decrease in the value of the Company’s common stock. Failure to comply with Section 404 could potentially subject the Company to sanctions or investigations by the SEC or other regulatory authorities.

Because the Company does not currently intend to pay dividends on its common stock, stockholders will benefit from an investment in its common stock only if it appreciates in value.

The Company does not currently anticipate paying any dividends on shares of its common stock. Any determination to pay dividends in the future will be made by the Company’s board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors the Company’s board of directors deems relevant. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of the Company’s common stock. There is no guarantee that the Company’s common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

The market price for the Company’s common stock may be highly volatile as a result of, among other things, factors affecting the industry.

The market price of the Company’s common stock may be highly volatile. Factors such as operating results, announcements by it or its competitors and various factors affecting the video game software publishing industry may have a significant impact on the market price of its common stock.

The Company seeks to manage its business with a view to achieving long-term results, and this could have a negative effect on short-term trading.

The Company’s focus is on creation of stockholder value over time, and it intends to make decisions that will be consistent with this long-term view. As a result, some of its decisions, such as whether to make or discontinue operating investments, manage its balance sheet and capital structure, or pursue or discontinue strategic initiatives, may be in conflict with the objectives of short-term traders. Further, this could adversely affect its quarterly or other short-term results of operations.

The warrants of the Company may have an adverse effect on the market price of its common stock.

The Company has outstanding warrants to purchase 13,655,000 shares of common stock. Certain of the Company’s current affiliates hold warrants to purchase 910,320 shares of common stock at $5.00 per share. There will also be an option to purchase 200,000 Class Z warrants and 260,000 Class W warrants issued to the representative of the underwriters in the Company’s initial public offering. The sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for the Company’s securities or on its ability to obtain future public financing. If and to the extent these warrants are exercised, the common stockholders may experience dilution to their holdings.

The registration for resale by the holders of Series A Preferred may have an adverse effect on the market price of the Company’s common stock.

The Company  has agreed to file a registration statement to register for resale certain securities held by the holders of shares of Series A Preferred. If all of these shares and warrants are registered for resale, there will be an additional 12,984,833 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of the Company’s common stock.

Holders of Series A Preferred have liquidation rights senior to the holders of the Company’s common stock.

The Company’s board of directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of the Company’s common stock. In connection with the Acquisition, the board designated 15,000,000 shares of Series A Preferred, 12,984,833 shares of which have been issued at a price of $1.00 per share. Holders of shares of the Company’s Series A Preferred are entitled to a liquidation preference before amounts are distributed on shares of the Company’s common stock equal to the original issue price of these shares. This right will reduce the remaining amount of the Company’s assets, if any, available to distribute to holders of the Company’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 25, 2006, the Company consummated its initial public offering of 460,000 Series A units, with each Series A unit consisting of two shares of our common stock and ten Class Z warrants, each to purchase one share of its common stock at an exercise price of $5.00 per share, and 2,990,000 Series B units, with each Series B unit consisting of two shares of our Class B common stock and two Class W warrants, each to purchase one share of common stock. These units include units that were subject to the over-allotment option. The Series A Units were sold at an offering price of $8.50 per Series A Unit and the Series B Units were sold at an offering price of $10.10 per Series B Unit, generating total gross proceeds of $34,109,000. HCFP/Brenner Securities LLC acted as representative of the underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-128350). The Securities and Exchange Commission declared the registration statement effective on April 18, 2006.

The Company paid a total of $2,046,540 in underwriting discounts and commissions, and approximately $485,000 has been paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to the Company from the offering were approximately $31,600,000, of which $30,199,000 was deposited into the trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits.

Exhibit
Number		Exhibit

3.1		Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(1)
4	.1*	Specimen Common Stock Certificate.
4	.2*	Specimen Class W Warrant Certificate.
4	.3*	Specimen Class Z Warrant Certificate.
31	.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*
Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHPEAK INTERACTIVE CORPORATION

By:	/s/ Melanie Mroz
Melanie Mroz President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrea Gail Jones
Andrea Gail Jones Chief Financial Officer (Principal Financial and Accounting Officer)

Date: June 16, 2008

INDEX TO EXHIBITS

Exhibit
Number		Exhibit

3.1		Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(1)
4	.1*	Specimen Common Stock Certificate.
4	.2*	Specimen Class W Warrant Certificate.
4	.3*	Specimen Class Z Warrant Certificate.
31	.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*
Certification of President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.