Form 10-K
period 2008-06-30
SouthPeak Interactive CORP
filed 2008-10-06
CIK 1336262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

Commission File Number 000-51869

SOUTHPEAK INTERACTIVE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3290391
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2900 Polo Parkway
Midlothian, Virginia 23113
(804) 378-5100
(Address including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(g) of the Act:

None

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $.0001 per share
Class W warrants, each to purchase one shares of common stock
Class Z warrants, each to purchase one shares of common stock
Series A units, each consisting of two shares of common stock and ten Class Z warrants
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by nonaffiliates of the registrant (4,733,940 shares) based on the $1.70 closing price of the registrant’s common stock as reported on the Over-the-Counter bulletin board on October 3, 2008, was approximately $8,047,698. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of September 30, 2008, there were 36,019,100 outstanding shares of the registrant’s common stock.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

We believe that some of the information contained in this report on Form 10-K constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995. You can indentify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “plan,” and “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

•	our potential inability to compete with larger businesses in our industry;

•	the limitations of our business model;

•	our potential inability to anticipate and adapt to changing technology;

•	the possibility that we may not be able to enter into publishing arrangements with some developers;

•	our dependence on vendors to meet our commitments to suppliers;

•	our dependence on hardware manufactures to publish new videogames;

•	our potential inability to recuperate the up-front license fees paid to console manufacturers;

•	our dependence on a limited number of customers;

•	our potential dependence on the success of a few videogames;

•	our dependence on developers to deliver their videogames on time;

•	the potential of litigation;

•	interference with our business from the adoption of governmental regulations; and

•	the inability to obtain additional financing to grow our business.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. You should be aware that the occurrence of the events described in the “Risk Factors” section and elsewhere in this report could have a material adverse effect on us.

PART I

Item 1. Business

Overview

We are an independent developer and publisher of interactive entertainment software. We develop, market and publish videogames for all leading gaming and entertainment hardware platforms, including Sony’s PLAYSTATION®3, or PS3, and PlayStation®2, or PS2, computer entertainment systems; Sony’s PSP® (PlayStation®Portable) system, or PSP; Microsoft’s Xbox 360® video game and entertainment system, or Xbox 360, Nintendo’s Wii™, or Wii, DS™, or DS, and Game Boy® Advance, or GBA, and for the PC and Games for Windows®. Our titles span a wide range of categories and target a variety of consumer demographics ranging from casual players to hardcore game enthusiasts.

Our business model is primarily based on utilizing a network of third-party software developers and independent studios to develop our products. We are positioned as an “indie” label videogame developer and publisher working with independent developers to create and publish our videogames. We have cultivated relationships with independent videogame studios and developers in the United States, Europe, Australia and Asia, that provide us with innovative and compelling videogame concepts.

We have produced strong historical results with growing net revenues of approximately $6.2 million, $12.5 million and $40.2 million for the fiscal years ended June 30, 2006, 2007 and 2008, respectively. Management expects its growth strategy will drive continued performance above industry averages for 2009 and beyond. We plan to leverage our business model and the expanding universe of independent developers to accelerate investment in new and creative products in order to serve a rapidly expanding base of global consumers.

We incorporated in Delaware on August 10, 2005 under the name Global Services Partners Acquisition Corp. to serve as a vehicle to effect an acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination with a then-unidentified operating business. On May 12, 2008, we acquired all of the outstanding membership interests of SouthPeak Interactive LLC, or SouthPeak, pursuant to a Membership Interest Purchase Agreement. SouthPeak was originally formed in 1996 as an independent business unit of SAS Institute, Inc. We refer to the acquisition of SouthPeak herein as the “Acquisition.” We are headquartered in Midlothian, Virginia, and have offices in Grapevine, Texas and London, England.

Our Industry

We operate in a growing industry with highly favorable industry dynamics. 2007 marked a year of transition and growth in videogame sales based on the introduction of the next generation of videogame consoles in 2005 and 2006 and the expanding demographic of videogame users.  Particularly, the introduction of Microsoft’s Xbox 360, Sony’s PS3 and Nintendo’s Wii consoles are driving demand for new videogames with increasing sophistication and graphics given the enhanced functionality of the consoles including high definition capability and the ability to access the internet. New handhelds, such as Nintendo’s DS and Sony’s PSP, are also expanding the market for new content.

The Entertainment Software Association reported that sales of computer and videogame software grew to $9.5 billion in 2007 in the US. With all three next generation platforms available in major markets, better than expected demand for Nintendo formats, a strong list of highly anticipated new videogame releases, continued strength from handhelds, and continuing demand from the PlayStation 2 audience, the global videogame market is expected to rise to $47 billion by 2009 from $33 billion in 2006, according to DFC Intelligence. Videogame platforms and software now incorporate social networking applications which have further stimulated growth in consumer demand. In addition, revenue opportunities from in-game advertising are expected to grow to $400 million in 2009 from $80 million in 2005, according to Parks Associates, a market research firm covering the interactive entertainment industry.

The expanding demographic of the videogame consumer is also driving demand across the sector and resulting in videogames becoming an alternative to other mainstream entertainment products. In a June 2007 consumer survey, conducted by Ipsos-Insight for Entertainment Software Association, the following key insights reveal how the market for videogames has become increasingly entrenched:

•	33% of homes (45 million households) in America own a videogame console;

•	Women age 18 or older represent a significantly greater portion of the game-playing population (31%) than boys age 17 or younger (20%); and

•
The average videogame player age is 33 years (28.2% under 18 years, 47.6% 18-49 years, and 24.2% 50+ years), and the average number of years adult gamers have been playing computer or videogames is 13.

Our Strategy

Our strategy is to establish a portfolio of successful proprietary content for the major hardware platforms, and to capitalize on the growth of the interactive entertainment market. We currently work exclusively with third-party software developers and independent studios to develop our products. This strategy enables us to source and create highly innovative videogames while avoiding the high fixed costs and risk of having a large internal development studio. Through outsourcing, we are also able to access videogame concepts and content from emerging studios in Eastern Europe, Scandinavia and Asia, providing us with significant new product opportunities with limited initial financial outlay.

Our approach is to identify and secure new videogame products and intellectual property rights that focus on delivering profitable, high quality videogames developed by talented and reputable professionals. We approach each videogame concept with a disciplined focus on delivering high contribution margin based on the anticipated market opportunity.

We will continue to strengthen our position as a leading “indie” video game publisher and attract additional independent developers and studios to develop products for us. Our platform is a unique channel for independent developers to bring their videogames to market and allow them the creative freedom to maximize the gaming experience. We provide our developers substantial latitude in the creative process which has historically resulted in more innovative products. We work collaboratively with these developers to evaluate emerging trends and original videogame concepts in an effort to identify new and unique products that meet continuously evolving consumer trends.

We recently signed a studio license agreement with Epic Games for use of the Unreal Engine 3, or UE3, in the worldwide development of upcoming videogames. UE3 is a state of the art complete videogame development framework providing the vast array of core technologies, content creation tools, and support infrastructure required by sophisticated videogame developers. This license gives us a distinct advantage in attracting top independent developers that would otherwise find it cost prohibitive to have access to this award winning videogame engine.

We have developed a growth strategy that is designed to capitalize on our fundamental business strengths and growth characteristics of the videogame industry. Since fiscal year 2005, we have grown our business in excess of 100% annually year-over-year and believe our business model can sustain a very high growth rate in the future. Elements of this growth strategy include:

•	Focus on the most current and popular hardware platforms;

•	Develop innovative and compelling content;

•	Develop sequels to successful titles;

•	Pursue digital content opportunities; and

•	Expand our international business.

Our Strengths

Strong relationships with all of the major videogame retailers and expertise in understanding consumer demand

Our management team has significant experience in selling and marketing videogame products to consumers through mass market and specialty retailers. Our management team understands customers’ needs, price points and shifting tastes, allowing us to capitalize by developing videogames in specialized niches and genres. Our management team has long-standing relationships with all of the videogame retailers and distributors and has valuable insight into retail distribution and a track record of successfully securing product placement and shelf space. Specifically, Mr. Terry Phillips, our chairman, and Ms. Melanie Mroz, our president and chief executive officer, worked for Phillips Sales as sales agents for 17 and 11 years, respectively. In those positions they represented numerous videogame publishers such as Sony Computer Entertainment America, Take-Two, Midway, Konami, Capcom and Eidos. They were involved in the sales launch of hundreds of videogames, some of which included well known franchises such as Grand Theft Auto, Metal Gears Solid, Mortal Kombat, Gran Turismo and others.  Their experience also included the launch of  the Playstation, Playstation 2 and Playstation Portable.  The customer base they worked with include Gamestop, Circuit City, Walmart, and Blockbuster.

Extensive worldwide network of content developers

We are positioned as an “indie” videogame company and are recognized by many independent videogame studios and developers as a good alternative to the major videogame publishers. We have relationships with many independent studios and developers across North America, Europe, Australia and Asia who present us with compelling videogame publishing opportunities. We maintain contacts with such developers to review new videogame concepts and proposals, and are constantly initiating new relationships with emerging creative talent.

In particular, our product development and production teams, regularly participates in videogaming conferences and conventions around the world and visits with independent studios to discuss videogame concepts and vet their capabilities. Additionally, we actively share information with studios regarding videogame market trends and the current buying preferences and emerging tastes of our customers, positioning us as a valuable resource to studios in developing creative videogame concepts. We collaborate with these studios and developers in identifying niche opportunities not yet exploited to develop and publish content.

Developer-friendly mindset and vision providing the developer with creative freedom

Our business model allows us flexibility in negotiating with and structuring development agreements with independent developers and studios. Our developer-friendly approach fosters an environment that allows developers to exercise their creative freedom in conceptualizing and designing a videogame experience. The flexibility afforded to developers is a key component in attracting developers to work with us and enables us to continue the growth in our pipeline of products. We currently have a pipeline of approximately 17 titles in development, including and several of which are specifically targeted to emerging videogamer demographics.

Our Products

We have published videogames on many platforms for a variety of genres including action/adventure, role playing, racing, puzzle strategy, fighting and combat. Our product pipeline is mostly focused on next generation hardware platforms, and targets a broad consumer demographic. The following titles were released during the fiscal years ended June 30, 2008, 2007 and 2006:

2008	2007	2006

Two Worlds Pool Party Iridium Runners Imperium Roman Dream Pinball 3D Grid Overlord Roogoo	Dance Factory Juka - the monaphonic menace Scurge Hive The Con Monster Madness	Combat Elite ATV Offroad Fury Blazin' Trails State of Emergency

In order to maintain general access to the console systems and hand-held devices marketplace, we have maintained licenses for the PS2, PS3, Wii, and Xbox360 console systems and PSP and NDS hand-held devices with the owners of each such platform. Each license allows us to create multiple products for the applicable platform, subject to certain approval rights which are reserved by each licensor. Each license also requires that we pay the licensor a per unit royalty for each unit manufactured. In contrast, we are not required to obtain any license for the development and production of products for PCs.

Our Software/Product Development Process

We currently develop our products exclusively by contracting with third-party software developers and independent studios. We enter into comprehensive development agreements with these parties, that outline financial terms, development milestones, completion dates and final product delivery dates. Our product development and production teams carefully select third parties to develop video games based on their capabilities, suitability, availability and cost. We usually have broad rights to commercially utilize products created by the third party developers with which we work. Development contracts are structured to provide developers with incentives to provide timely and satisfactory performance by associating payments with the achievement of substantive development milestones, and by providing for the payment of royalties to them based on sales of the developed product, only after we our recoup development costs. Our agreements with developers generally provide us with the right to monitor development efforts and cease advance payments if specified development milestones are not achieved.

The development cycle for new videogames depends on the platform and the complexity and scope of the videogame. The development cycle for console and PC videogames ranges from 12 to 24 months and the development cycle for handheld videogames ranges from six to 18 months. Although historically we developed our titles for a single platform release, many of our new title releases will be released simultaneously on several game platforms.

Manufacturing Our Products

Other than videogames that we release for sale on PCs, videogames are manufactured for us by the platform manufacturers or their authorized vendors. We contract with various PC replicators for the manufacturing of our PC products.

The platform game manufacturing process begins with our placing a purchase order with a manufacturer. We then send the approved software code to the manufacturer (together with related artwork, user instructions, warranty information, brochures and packaging designs) for manufacturing. We occasionally experience difficulties or delays in the manufacture of our titles; however such delays have not significantly harmed our business to date.

We have not experienced material delays due to manufacturing defects. Our videogames titles typically carry a 90-day limited warranty. We are required by our platform licenses to provide a standard defective product warranty on all of the products sold. Generally, we are responsible for resolving, at our own expense, any warranty or repair claims. We have not experienced any material warranty claims, but there is no guarantee that we will not experience such claims in the future.

Platform License Agreements

We have entered into license agreements with Sony, Microsoft and Nintendo to develop and publish software in North America, Europe and Australia. We are not required to obtain any licenses to develop titles for the PC.

Microsoft. Under the terms of the license agreements that we have entered into with Microsoft Corporation and its affiliates, Microsoft granted us the right and license to develop, market, publish and distribute software titles for the Xbox 360. The agreements require us to submit products to Microsoft for approval and for us to make royalty payments to Microsoft based on the number of units manufactured. In addition, products for the Xbox 360 are required to be manufactured by Microsoft approved manufacturers.

Sony. Under the terms of the license agreements that we have entered into with Sony Computer Entertainment, Inc., Sony granted us the right and license to develop, market, publish and distribute software titles for the PS3, PS2 and PSP hardware platforms. The agreements require us to submit products to Sony for approval and for us to make royalty payments to Sony based on the number of units manufactured. In addition, products for the PS3, PS2 and PSP are required to be manufactured by Sony approved manufacturers.

Nintendo. Under the terms of the license agreements that we have entered into with Nintendo Co., Ltd. and its affiliates, Nintendo granted us the right and license to develop, market, publish and distribute software for Wii, DS and GBA. The agreements require us to submit products to Nintendo for approval and for us to make royalty payments to Nintendo based on the number of units manufactured. In addition, products for such platforms are required to be manufactured by Nintendo approved manufacturers.

Our Customers

Our products are available for sale or rental in thousands of retail outlets in North America. In North America, our products are primarily sold directly to mass merchandisers, consumer electronics stores, discount warehouses, national retail chain stores and game specialty stores. Our products are also sold to smaller, regional retailers, as well as distributors who, in turn, sell our products to retailers that we do not service directly, such as grocery and drug stores. Our North American customers include Best Buy, Blockbuster, Circuit City, Gamestop, Target, Toys R Us and Walmart.

We utilize electronic data interchange with most of our major customers in order to (i) efficiently receive, process, and ship customer product orders, and (ii) accurately track and forecast sell-through of products to consumers in order to determine whether to order additional products from the manufacturers. We believe that the direct relationship model we use allows us to better manage inventory, merchandise and communications. We ship all of our products to our North American customers from a distribution center located in Indiana.

We conduct our international activities via our office in the United Kingdom. This office manages sales, marketing and distribution operations for our European, Asian and Australian customers. In the United Kingdom, we sell directly to several key retail accounts, and work with a distributor partner to call on other accounts. In each of the other 11 key European territories, plus Australia and Asia, our products are sold through third-party distribution and licensing arrangements. These parties are responsible for all marketing and consumer press within their respective territory. We seek to maximize our worldwide revenues and profits by continuing to expand the number of selling relationships we maintain in major territories. We ship all of our products to our foreign customers from a distribution center located in London.

For the fiscal year ended June 30, 2008, we generated 87% of our net revenues in North America and 14% of our net revenues internationally. On a worldwide basis, our largest customers, Wal-Mart and SVG Distribution, accounted for approximately 12% and 11%, respectively, of consolidated gross revenues for the year ended June 30, 2008 and approximately 22% and 13%, respectively, of consolidated gross accounts receivable at June 30, 2008.

Sales and Marketing

Our marketing and promotional efforts are intended to maximize exposure and broaden distribution of our videogames, promote brand name recognition, assist retailers and properly position, package and merchandise our videogames. We implement a range of promotional sales and marketing activities to help to increase awareness among retailers, including public relations campaigns; demo distributions, promotions and cross-promotional activities with third parties (through trailers, demo discs, standees, posters, pre-sell giveaways at retail stores, and videogame kiosks at sporting and outdoor events); print and online advertising, television and radio advertisement, and outdoor advertising. Additionally, we customize public relations programs so that awareness is created with all relevant audiences, including core gamers and mass entertainment consumers.

We employ various other marketing methods designed to promote consumer awareness, including in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, as well as attendance at trade shows. We host media events throughout the year at which print, broadcast and online journalists can preview, review and evaluate our products prior to their release. In addition to regular face-to-face meetings and communications with our sales force, we employ extensive trade marketing efforts including: direct marketing to buyers and store managers; trade shows; various store manager shows; and distribution and sales incentive programs. We label and market our products in accordance with ESRB principles and guidelines.

We market and sell our products in North America and internationally via sales offices in Grapevine, Texas and London, England respectively.

Competition

The videogame industry is intensely competitive and new videogame products and platforms are regularly introduced. Our competitors vary in size from small companies with limited resources to large corporations with greater financial, marketing, and product development resources than we have. Due to their different focuses and allocation of resources, certain of our competitors spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports and character properties, and pay more to third-party software developers. In addition, competitors with large product lines and popular titles typically have greater leverage with retailers, distributors, and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor’s most popular titles. We believe that the main competitive factors in the videogame industry include: product features and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; quality of products; ease of use; price; marketing support; and quality of customer service.

We compete primarily with other publishers of videogames for consoles and PCs. Significant third-party videogame competitors currently include, among others: Activision, INC.; Atari, Inc.; Capcom Co. Ltd.; Eidos PLC; Electronic Arts Inc.; Konami Company Ltd.; Midway Games Inc.; Namco Bandai Games Ltd.; Sega Enterprises, Ltd.; Take-Two Interactive Software, Inc.; THQ Inc.; Ubisoft Entertainment; Viacom/MTV; Vivendi Games Publishing; Warner Bro’s Interactive; and the Walt Disney Company. In addition, integrated videogame console hardware and software companies such as Sony, Nintendo, and Microsoft compete directly with us in the development of software titles for their respective platforms.

Seasonality

The videogame publishing industry is highly seasonal, with sales typically higher during the fourth calendar quarter, due primarily to increased demand for videogames during the holiday buying season. The Christmas selling season accounts for about half of the industry’s yearly sales of video and computer videogames. We historically have not been materially impacted by the industry seasonality; primarily because we have produced a limited number of videogame titles.

Industry Regulation

Videogame entertainment has come under increased scrutiny from politicians and consumer advocacy groups many of which are calling for increased regulation/oversight of the content and sale of said products. Such potential regulation could raise costs or limit the market for videogames, in general, and for our products in particular.

Consumer advocacy groups have opposed sales of videogame software containing graphic violence or sexually explicit material or other objectionable content by pressing for legislation in these areas, including legislation prohibiting the sale of certain “M” rated videogames to minors, and by engaging in public demonstrations and media campaigns, and various governmental bodies have proposed regulation aimed at our industry to prohibit the sale to minors of software containing such material. Additionally, retailers may decline to sell videogames containing graphic violence or sexually explicit material that they deem inappropriate for their businesses.

Currently, the videogame publishing industry is rated by the Entertainment Software Rating Board, or ESRB, a self-regulated volunteer videogame rating organization. The ESRB, through its ratings system, requires videogame publishers to provide consumers with information relating to videogame content, including graphic violence, profanity or sexually explicit material contained in software videogames. The ESRB system uses a rating symbol that suggests the appropriate player age group, and content descriptor information, such as graphic violence, profanity, or sexually explicit material. The ESRB rating is printed on each videogame package and retailers may use the rating to restrict sales to the recommended age groups. Retail customers take the ESRB rating into consideration when deciding which videogames they will purchase.

We claim compliance with rating system requirements and to the proper display of the designated rating symbols and content descriptors. In some instances, however, we may have to modify certain videogames in order to market them under the expected rating, which could delay or disrupt the release of said videogames. In the US, we expect our videogames to receive ESRB ratings of “E” (age 6 and older), “E10+” (age 10 and older), “T” (age 13 and over) or “M” (age 17 and over). In addition to these ratings, the ESRB may also rate a videogame as “AO” (age 18 and over). A few of our published videogames have been rated “M” by the ESRB.

Government Regulation

Legislation has been introduced at the local, state and federal levels for the establishment of a government-mandated rating and governing system in the US and in foreign countries for the videogame software publishing industry.

In the US, proposals have been made by numerous state legislators to regulate the sale of videogames containing violent or sexually explicit material by prohibiting the sale of such products to under 17 or 18 audiences and proposing penalties for non-compliance, and certain states have recently sought to adopt laws regulating “M” or “AO” rated products or products otherwise depicting violent or sexually explicit materials. While such legislation has been successfully enjoined by industry and retail groups, the adoption into law of such legislation could severely limit the retail market for “M” rated videogames.

Furthermore, a US Senate bill, referred to as The Family Entertainment Protection Act, proposes to adopt a common rating system for videogame software, television and music containing violence or sexually explicit material and proposes to prohibit the sale of “M” rated, “AO” rated and “Rating Pending” products to under-17 audiences. The Federal Trade Commission has issued reports with respect to the marketing of such material to minors. If the bill is adopted into law, it may further limit the potential market for “M” rated products.

Foreign Regulation

Legislation has been introduced for the establishment of a government-mandated rating and governing system in foreign countries for the videogame software publishing industry. Various foreign countries already allow government censorship of videogames.

Certain countries have also established similar rating systems as those in the US as prerequisites for sales of videogame software in such countries. In some instances, US videogame publishers may be required to modify certain of their videogames to comply with the requirements of these rating systems. Other countries, such as Germany, have adopted laws regulating content both in packaged videogames and those transmitted over the Internet that are stricter than current US laws.

Intellectual Property

We have obtained licenses for videogame software developed by third parties in connection with our publishing business, and we regard these licenses, including the trademarks, copyrights, patents and trade secrets related to such videogame software, as proprietary intellectual property. The underlying trademarks, copyrights, trade secrets and patents often are separately protected by the third party developers of the software by enforcement of intellectual property laws. To protect our proprietary licenses from unauthorized use and infringement we maintain employee or third-party nondisclosure and confidentiality agreements, contractual restrictions on copying and distribution, as well as “shrink-wrap” or “click-wrap” license agreements or limitations-on-use of software included with our products.

We obtain rights to publish and distribute videogames developed by third parties. We endeavor to protect our developers’ software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Although we generally do not hold any patents, we obtain trademark and copyright registrations for our products.

As the number of videogames in the market increases, so may the likelihood that videogame publishers will increasingly become the subject of claims that their software infringes the copyrights of others. Although we believe that the videogames and technologies of third-party developers and publishers with whom we have contractual relationships do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others may occur. Any claims of infringement, with or without merit, could be time consuming, costly and difficult to defend.

Employees

As of June 30, 2008, we employed approximately 36 people, of whom two were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement and we consider our relations with employees to be favorable.

Executive Officers and Key Employees

Information regarding our executive officers and key employees is set forth under the heading “Directors, Executive Officers and Corporate Governance” contained in Part III, Item 10 of this report.

Available Information

We make available free of charge on or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is www.southpeakgames.com.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Risks Related to our Business and Operations

Stiff competition within the videogame publishing industry, in particular, can significantly reduce our market share, curtail potential revenue, and negatively impact our long-term viability.

We compete for licenses to properties and the sale of our videogames with the large platform manufacturers such as Sony, Microsoft and Nintendo, each of which also develops and markets software for its own platforms. Each of these competitors can bundle their software with their hardware and create less demand for individual sales of our videogames. Additionally, these hardware systems manufacturers have better bargaining positions with respect to retail pricing, shelf space and retailer accommodations than do any of their licensees, including us, as well as the financial resources to withstand significant price competition and to implement extensive advertising campaigns. These platform providers may also give priority to their own games or to those of other publishers when manufacturing capacity is insufficient.

Next generation consoles require larger development teams and budgets to bring videogames to market. Although we have been able to produce successful videogames for these next generation consoles with industry competitive budgets, we may be unable to continue to do so in the future.

We compete, as well, with domestic videogame publishers such as Activision, Inc.; Atari, Inc.; Capcom Co. Ltd.; Eidos PLC; Electronic Arts Inc.; Konami Company Ltd.; Midway Games Inc.; Namco Bandai Games Ltd.; Sega Enterprises, Ltd.; Take-Two Interactive Software, Inc.; THQ Inc.; Ubisoft Entertainment; Viacom/MTV; Vivendi Games Publishing; Warner Bro’s Interactive; and the Walt Disney Company. Many of our competitors have blockbuster videogames (with greater name recognition among consumers), a broader product line, or greater financial, marketing and other resources than we do. Accordingly, these competitors may be able to market their products more effectively or make larger offers or guarantees to independent developers in connection with the acquisition of commercially desirable properties.

We compete, as well, with a variety of independent publishers of proprietary videogame software. Because platform licenses are non-exclusive, and many our competitors also have licenses to develop and distribute videogame software for these systems, new entrants could enter the market, including those with business models similar to ours.

Our videogame distribution operations also exist in a highly competitive environment. Competition is based primarily on breadth, availability and marketability of videogames; price; terms and conditions of sale; credit terms and availability; speed of delivery; and effectiveness of sales and marketing programs. Our competitors include regional, national and international distributors, as well as hardware manufacturers and software publishers. We may lose market share or be forced in the future to reduce our prices in response to our competitors.

Our business model can limit our growth prospects and long-term viability.

We have historically focused on publishing innovative videogames for underserved niches that are generally sold at prices typical for big budget videogames produced by the leading large videogame publishers. In doing so, we have relied on our management’s industry experience to identify videogame concepts that can be profitably produced, their ability to allocate the Company’s limited financial resources among videogames under development and their ability to leverage low-cost offshore videogame developers. There can be no assurance, however, that we will be able to accurately assess the likelihood and volume of sales for future videogames or to engage low-cost developers.

The traditional distribution model of distributing original videogames through third parties, such as independent videogame publishers, could be challenged by the emergence of direct-to-consumer electronic delivery. Microsoft, Sony and Nintendo each plan to provide a mechanism for videogame developers to publish videogames via electronic store fronts that enable direct downloading of videogame content, though only a limited number of videogames will be selected for these electronic store fronts at any given time. Similar distribution venues already exist for the personal computer platform as well. Whereas some videogames are likely to entail program file sizes not easily distributed digitally due to bandwidth and storage constraints, it is possible that videogame concepts pursued by us in the future may not always have these constraints, and therefore originators of such videogame concepts could potentially bypass the traditional distribution and publication path, and take a direct-to-consumer approach, or even choose to sign multi-product deals, be acquired by other publishers, or go direct to our clients. Additionally, although we have been able to gain access to the limited videogame slots available in electronic store fronts, there can be no assurance that the number of videogames at electronic store fronts will remain limited or that we will continue to be able to access limited available videogame slots. Such changes in industry distribution practices and the number of videogame slots made available at electronic store fronts could limit our prospects for growth and negatively affect our profitability.

If we are unable to anticipate and adapt to rapidly changing technology, our results of operations and competitive position could be adversely affected.

We derive most of our revenue from the sale of videogame software developed for use on popular consoles. The success of our business is affected in large part by the market appeal of our published videogames and by the availability of an adequate supply of the hardware systems on which they run. Our ability to accurately predict which new videogame platforms will be successful in the marketplace, as well as our ability to develop commercially successful products for these new systems, will determine whether or not we will be competitive in the future.

We typically make product development decisions and commit significant resources and time (18 to 24 months) in advance to remain competitive. If we choose not to publish videogames for a new hardware system that is ultimately popular, our competitive position and profitability may be adversely affected. Yet, even if we seek to adapt to any new videogame platforms, we face the risk of not being able to generate any significant earnings or recoup our investment as quickly as anticipated if the new system does not gain widespread market appeal, is not available in adequate quantities to meet consumer demand, or has a shorter life cycle than anticipated. Alternatively, a platform for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss a vital earnings opportunity.

If we are unable to enter into attractive publishing arrangements with developers of highly innovative and commercially appealing videogames, our competitiveness and prospects for growth could be severely impacted.

Our success depends on our ability to timely identify and publish highly marketable videogames. We rely on third-party software developers or development studios for the development of most of our videogames. Because interactive videogame developers are highly in demand, our relatively limited resources vis-à-vis our competitors puts us at a competitive disadvantage when bidding to offer attractive compensation packages, advance royalties or ample pre-development financing to desirable developers, and potentially reduces our chances of winning the right to publish highly innovative videogames. Such a situation could severely impact our competitiveness and prospects for growth.

If we fail to satisfy our obligations under agreements with third-party developers and licensors, our operating results could be materially adversely affected.

Software developers who have developed videogames for us in the past may not be available to develop videogame software for us in the future. Due to the limited number of third-party software developers and the limited control that we exercise over them, these developers may not manage to complete videogames for us on time and within product quality expectations, if at all. We have entered into agreements with third parties to acquire the rights to publish and distribute proprietary videogame software. These agreements typically require us to make advance payments, pay royalties and satisfy other conditions. Our advance payments may not be sufficient to permit developers to develop new software successfully, which could result in material delays and significantly increase our costs to bring particular products to market. Future sales of our videogames may not be sufficient to recover advances to software developers and licensors, and we may not have adequate financial and other resources to satisfy our contractual commitments to such developers. If we fail to satisfy our obligations under agreements with third-party developers, the agreements may be terminated or modified in ways that are burdensome and materially adversely affect our operating results and long-term viability.

If we are unable to sell any of the works we have committed to fund, our operating margins could be adversely affected.

We typically enter into contracts with suppliers that are matched with commitments to fund original work development under specific terms. As of June 30, 2008, we have entered into contracts with 14 independent software developers pursuant to which we are subject to minimum funding commitments and we may enter into additional contracts with similar commitments in the future. To date, we have sufficiently met our commitments with each of those suppliers, but we cannot assure you that in the future our earnings and/or liquidity will meet or exceed our commitments with each vendor. If we are unable to sell any of the works we have committed to fund, our operating margins could be adversely affected.

If we are unable to secure approval from hardware manufacturers to publish new videogames for their respective platforms, our business could suffer significantly or, alternatively, if we fail to satisfy our obligations under agreements with first-party platform manufacturers such as Microsoft, Sony, and Nintendo, our operating results could be materially adversely affected.

We are dependent on non-exclusive licenses from platform manufacturers (Microsoft, Nintendo and Sony) for the right to publish videogames for their platforms. Our existing platform licenses require that we obtain approval for the publication of new videogames on a videogame-by-videogame basis. As a result, the number of videogames we are able to publish for these platforms, and our sales from videogames for these platforms, may be limited. A manufacturer may elect not to renew or extend our license agreement at the end of its term, or adversely modify it, for whatever reason. Consequently, we may be unable to publish new videogames for the applicable platforms or we may be required to do so on less attractive terms. This will not only prevent us from publishing additional videogames for a manufacturer but also negatively impact our operating results and prospects for growth.

In addition, our contracts with the console manufacturers often grant the manufacturers approval rights over new software products, and control over the development of our videogames. These rights and privileges of hardware manufacturers could adversely affect our results of operations or financial condition by:

•	Causing the termination of a new project for which we have expended significant resources;

•	Impeding the development and shipment of newly published videogames to customers; and

•	Increasing development lead times and costs which could be avoided if we are able to manufacture new videogame software independently.

Microsoft released its next-generation hardware platform, the Xbox 360, into the North American marketplace in November 2005, and each of Sony and Nintendo introduced their respective next-generation platforms PlayStation 3 and the Wii into the marketplace during November 2006. While we have licenses for Microsoft Xbox 360, Nintendo Wii, DS and Gameboy Advance, and for Sony PlayStation 3, Playstation 2, and Playstation Portable, we may be unable to obtain licenses for future hardware platforms.

If our inventory of next-generation videogames is not fully sold and we have paid upfront significant license fees and manufacturing costs, our operating results and net worth may be materially adversely affected.

When publishing for videogame consoles, videogame publishers take on the burden of a great deal of inventory risk. All significant console manufacturers since Nintendo with its NES (1985) have monopolized the manufacture of every videogame made for their console, and have required all publishers to pay a license fee for every videogame so manufactured. This license fee is generally due at the time of manufacturing the videogame and is based upon the number of videogames being manufactured, unlike license fee payments in most other industries, in which license fees are paid following actual sales of the product. So, if a videogame publisher orders one million copies of its videogame, but half of them do not sell, the publisher has already paid the full console manufacturer license fee on one million copies of the videogame, and has to absorb that cost. Furthermore, non-moving inventory of videogames tend to decline substantially in value over time or to become obsolete. If this situation happens to us, and price concessions are not available to it on unsold products, we could incur significant losses, which could materially adversely affect our profitability and net worth.

We are dependent upon a limited number of customers and the loss of any of four key customers could materially adversely affect our business.

We are dependent on a small number of large customers for a significant portion of our sales, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these clients, could seriously hurt our business. Historically, a substantial portion of our revenue has come from a limited number of clients. For example, we have two customers, Wal-Mart and SVG Distribution that accounted for approximately 12% and 11%, respectively, of consolidated gross revenues for the year ended June 30, 2008 and approximately 22% and 13%, respectively, of consolidated gross accounts receivable at June 30, 2008.

Approximately 95% of our sales are made through purchase orders subject to agreements with our customers, including GameStop, Wal-Mart and Pinnacle, through which the customer may reduce the videogames they purchase from us, renegotiate the terms on which they purchase our videogames, or terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. A substantial reduction in orders, including as a result of a product being rated “AO” (age 18 and over); difficulty in collecting receivables in full, or within a reasonable time period, or within reserve levels; or termination of our relationship with the customer as a result of a number of factors (including their level of satisfaction with the support services they receive from us, demand for or pricing of competing videogames, and their ability to continue their operations) could adversely affect our operating results and business viability.

We are dependent on the success of a few videogames, and unless we are able to gain and maintain market acceptance for newly published videogames in the future, our growth and earnings prospects could be severely compromised.

A limited number of videogames may produce a disproportionately large amount of our sales. Due to this dependence on a limited number of videogames, the failure of one or more of these products to achieve anticipated results may significantly harm our business and financial results.

If our contracted videogame developers fail to deliver their finished videogames on time, or at all, we stand to incur significant losses that could severely adversely affect our financial performance.

We rely upon our third-party software developers to deliver videogames within anticipated release schedules and cost projections.

While timetables for the development and delivery of videogame software are set in advance, videogame production schedules are difficult to predict and can be subject to delays. Schedule slippage is very common due to the uncertain schedules of software development. Most publishers have suffered a “false launch”, in which the development staff assures the company that videogame development will be completed by a certain date, and a marketing launch is planned around that date, including advertising commitments, and then after all the advertising is paid for, the development staff announces that the videogame will “slip”, and will actually be ready several months later than originally intended. When the videogame finally appears, the effects among consumers of the marketing launch - excitement and “buzz” over the release of, and intent of customers to purchase, the videogame - have dissipated, and lackluster interest leads to weak sales. These problems are compounded if the videogame is supposed to ship for the Christmas selling season, but actually slips into the subsequent year.

The development cycle for new videogames can range from twelve to twenty four months and can be expected to increase in connection with the development of next-generation software. After development of a videogame, it may take between nine to twelve additional months to develop the product for other hardware platforms. Since we have no direct control over the business, finances and operating practices of external videogame developers, a delay or failure by these developers to make shipments or to complete the work performed - whether due to operational issues, financial difficulties, or faulty business decisions - may result in delays in, or cancellations of, product releases that may threaten our ability to obtain sufficient amounts of our product to sell to our customers when they demand them. In addition, customers may, under certain contracts, have the ability to terminate agreements to purchase videogame publications in view of issues concerning work quality and originality, or prolonged delay or significant revisions to published videogames. Terminations by clients of their purchase commitments can significantly dampen our revenue and cause our business to suffer tremendous losses.

Because many leading independent videogame developers are small companies that are dependent on a few key individuals for the completion of a project, this also exposes us to the risk that these developers will lose a key employee, go out of business before completing a project, or simply cease work on a project for which we have hired them, and this occurrence could also be highly detrimental to our ability to compete and to generate additional revenue.

If delays or disruptions occur in the delivery to our customers of newly published videogames following their commercial release, our operating results could be materially adversely affected.

Certain of our licensing and marketing agreements contain provisions that would impose penalties in the event that we fail to meet agreed upon videogame release dates. The life cycle of a videogame generally involves a relatively high level of sales during the first few months after introduction, followed by a rapid decline in sales. New products may not achieve significant market acceptance or generate sufficient sales to permit us to recover development, manufacturing and marketing costs associated with these products. Because revenues associated with an initial product launch generally constitute a high percentage of the total revenue associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new videogames could adversely affect the sales of such products and cause our operating results to materially suffer and differ from expectations.

If we incur substantial costs for market testing and sales activities after our new videogames are published, and fail to anticipate market demand or secure customer contracts, our profitability and liquidity could be materially adversely affected.

We typically undertake market testing and sales activities before each of our videogames is eventually approved for deployment by a given customer. In addition, once a customer contract is signed, there is a period in which revisions to videogame features are made, which can contribute to further delays in the realization of revenue. If we incur significant expenses associated with market testing, product revisions, and sales and marketing and are not successful in anticipating market demand for our videogames or in securing contracts from our targeted customers, we may generate insufficient revenue to fully cover our costs, including our investment in videogame development, and our profitability and liquidity could be severely affected.

If we incur unanticipated levels of returns of our videogames from customers, or price concessions granted to them, our operating results could significantly suffer.

We are exposed to the risk that customers will return our products, or seek to secure price concessions for any bulk orders. Our distribution arrangements with our customers generally do not give them the right to return videogames to us or to cancel firm orders. However, when demand for our offerings falls below expectations, we can sometimes accept product returns for stock balancing and negotiate accommodations to customers in order to maintain healthy relationships with them as well as continued access to their sales channels. These accommodations include negotiation of price discounts and credits against future orders, referred to as price concessions. The estimated reserve for returns and price concessions is based on our management’s evaluation of expected sales, potential markdown allowances based on historical experience, market acceptance of products produced, retailer inventory levels, budgeted customer allowances and the nature of the videogame and existing commitments to customers.

While we believe that we can reliably estimate future returns and price concessions, we cannot predict with certainty whether existing reserves will be sufficient to offset any accommodations we will actually provide, nor can we predict the amount or nature of accommodations that we will provide in the future. Furthermore, the continued granting of substantial price protection and other allowances may require us to raise additional funds for our operating requirements, but there is no assurance that such funds will be available to us on acceptable terms, if at all. In addition, the license fees we pay Sony, Microsoft and Nintendo are non-refundable and cannot be recovered when videogames are returned. Ultimately, if our return rates and price concessions for published videogames materially exceed our reserves, our operating results may be adversely affected.

If our published videogames suffer from grave defects, market acceptance of our product may be adversely affected, our results of operations adversely affected, and our reputation seriously harmed.

Our published videogames can contain major defects, which could delay market acceptance of our products; cause customers to either terminate relationships with, or initiate product liability suits against us, or both; or divert our engineering resources, and consequently adversely impact our results of operations and our reputation.

If our licensed intellectual property is not adequately protected from unauthorized use or access by others, our competitiveness could be significantly undermined and our viability adversely affected.

We have obtained licenses for videogame software developed by third parties in connection with our publishing business, and we regard these licenses, including for the trademarks, copyrights, patents and trade secrets to such videogame software, as proprietary intellectual property. The underlying trademarks, copyrights, trade secrets and patents often are separately protected by the third party developers of the software by enforcement of intellectual property laws. To protect our proprietary licenses from unauthorized use and infringement, we maintain employee or third-party nondisclosure and confidentiality agreements, contractual restrictions on copying and distribution, as well as “shrink-wrap” or “click-wrap” license agreements or limitations-on-use of software included with our products.

Our licenses, however, are vulnerable to misappropriation and infringement, which could undermine our competitiveness and materially adversely affect our business. It is difficult to effectively police unauthorized use of our licenses and we cannot be certain that existing intellectual property laws will provide adequate protection for our products. Despite our efforts to protect our proprietary rights, unauthorized parties may try to copy our videogames, or to reverse engineer the licensed software. Well-organized piracy operations that have proliferated in recent years also have the ability to download pirated copies of our published software over the Internet. In addition, the laws of some foreign countries where our products are or may be distributed may not protect our proprietary rights to as great an extent as United States law, or are poorly enforced. If we are unable to protect our software against piracy, or prevent the misappropriation and infringement of our licenses in any form, our competitiveness and viability could be severely adversely affected.

If we infringe on the proprietary rights of others, unknowingly or not, we could sustain major damages to our business.

Although we believe our software and technologies and the software and technologies of third-party developers and publishers with whom we have contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others has occurred or may occur.

Any claims of infringement, with or without merit, could be time consuming, costly and difficult to defend. Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could require us to discontinue the distribution of our interactive entertainment software, prevent us from obtaining a license or redesigning our videogames, block us from publishing new materials, and compel us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, if at all; divert attention and resources away from our daily business; impede or prevent delivery of our published videogames; and require us to pay significant royalties, licensing fees and damages. The defense of any lawsuit could result in time-consuming and expensive litigation, regardless of the merits of such claims, and could also result in damages, license fees, royalty payments and restrictions on our ability to provide our services, any of which could harm our business.

We are subject to the risks and uncertainties associated with international trade, which could adversely affect our business.

As we expand our international operations, we are exposed to other risks, including: different market dynamics and consumer preferences; unexpected changes in international political, regulatory and economic developments; increased credit risks, tariffs and duties; difficulties in coordinating foreign transactions and operations; shipping delays; and possible impediments to the collection of foreign accounts receivable. Moreover, all of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our results of operations could be adversely affected by unfavorable foreign currency fluctuations. These or other factors could have an adverse effect on our business.

If we are unable to effectively manage and fund our expansion initiatives, we could incur huge charges, which in turn could undermine our growth plans.

We have begun to expand our publishing operations, enlarge our work force, and increase our investments in proprietary videogames created by third-party developers. To manage this growth successfully, we must constantly hire, train and manage an increasing number of management, technical, marketing, and other personnel. Furthermore, we will require significant cash resources to fuel our expansion activities, and may have to seek debt or equity financing to fund related costs. There is no guarantee, however, that we could obtain the additional financing required on acceptable terms or at all. The issuance of new equity securities of the Company, moreover, would result in dilution to the interests of our stockholders. Unless we are able to effectively manage our growth activities, our business may be materially adversely affected.

We may not be able to adequately adjust our cost structure in a timely fashion in response to a sudden decrease in demand.

A significant portion of our sales and marketing and general and administrative expenses are comprised of personnel and facilities. In the event of a significant decline in revenues, we may not be able to exit facilities, reduce personnel, or make other changes to our cost structure without disruption to our operations or without significant termination and exit costs. Management may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in revenues and profit. Moreover, reducing costs may impair our ability to produce and develop videogames at sufficient levels in the future. We are subject to the risk that our inventory values may decline and protective terms under supplier arrangements may not adequately cover the decline in values.

Failure to collect our accounts receivable on a timely basis will negatively impact our cash flow.

Our sales are typically made on credit. We do not hold any collateral to secure payment from our customers. As a result, we are subject to credit risks, particularly in the event that a significant amount of our receivables represent sales to a limited number of retailers or are concentrated in foreign markets. Although we continually assess the creditworthiness of our customers, which are principally large, national retailers, if we are unable to collect our accounts receivable as they become due, our financial condition and cash flow could be adversely affected. From time to time we may purchase from financial institutions insurance on our receivables (with certain limits) to help protect us from loss in the event of a customer’s bankruptcy or insolvency.

Our quarterly operating results may fluctuate significantly due to various factors related to our operations, which could cause our stock price to decline and could result in substantial losses to investors.

Our quarterly operating results have varied widely in the past and are likely to vary in the future, due to numerous factors, several of which are not under our control. These factors include the timing of our release of new videogames, customer demand for our videogames, and fluctuations in receivables collections and quarterly working capital needs. Other factors that cause fluctuations in our sales and operating results include:

•	The timing of release of our competitor’s products;

•	The popularity of both new videogames and videogames released in prior periods;

•	The profit margins for videogames we sell;

•	Competition in the industry for retail shelf space;

•	Changing consumer demand for videogames for different platforms; and

•	The timing of the introduction of new platforms and the accuracy of retailers’ forecasts of consumer demand.

The uncertainties associated with videogame development, including varying manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors also make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations. In future quarters, operating results may fall below the expectations of securities analysts and investors and the price of our stock could decline significantly.

The videogame publishing industry is highly seasonal, with the Christmas selling season accounting for a substantial portion of the industry’s yearly sales of video and computer videogames, leading to a concentrated glut of high-quality competition every year in every videogame category during this seasonal period. Although historically we have not been materially impacted by the industry seasonality, primarily because we have produced a limited volume of videogames that have been absorbed by the market even in low volume periods of the year, we may be impacted by the industry seasonality in the future as we increase the volume of our videogame production. Our failure or inability to introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business and operating results in the future.

We believe that quarter-to-quarter comparisons of our operating results will not be a good indication of our future performance. We may not be able to maintain consistent profitability on a quarterly or annual basis. It is likely that in some future quarter, our operating results may be below the expectations of public market analysts and investors and as a result of the above-mentioned factors, and other factors described throughout this “Risk Factors” section, the price of our common stock may fall or significantly fluctuate, and possibly bring about significant reductions to stockholder value.

If we fail to retain the services of senior management, our business and prospects could be materially adversely affected.

Our continued success will depend to a significant extent upon the performance and contributions of our senior management and upon our ability to attract, motivate and retain highly qualified employees. We are dependent upon key senior management to effectively manage our business in a highly competitive environment. If one or more of our key officers joins a competitor or forms a competing company, we may experience material interruptions in product development, delays in bringing products to market, difficulties in our relationships with licensors, suppliers and customers, and lose additional personnel, which could significantly harm our business, financial condition and operating results. Additionally, failure to continue to attract and retain qualified management personnel could adversely affect our business and prospects.

We do not have “key person” life insurance policies covering any of our employees, nor are we certain if any such policies will be obtained or maintained in the future. In particular, we will depend in large part on the abilities of Mr. Terry Phillips and Ms. Melanie Mroz, who are the chairman, and president and chief executive officer, respectively, of the Company, to effectively execute future strategies.

If we fail to hire and retain qualified personnel, in an industry where competition for qualified personnel is intense, our business could be seriously harmed.

Our business, operating results and financial condition could be materially and adversely affected if we lose the services of key technical, sales or marketing employees, or if we fail to attract additional highly qualified employees. Our employees are responsible for ensuring the timely publication, distribution and continued improvement of proprietary videogames that our clients demand, for promptly addressing client requirements through technical and operational support services, and for identifying and developing opportunities to provide additional products and/or services to existing clients. The loss of the services of these employees, the inability to attract or retain qualified personnel in the future, or delays in hiring qualified personnel could limit our ability to generate revenues and to successfully operate our business.

Competition for employees can be intense and the process of locating key personnel with the right combination of skills is often lengthy. We rely to a substantial extent on the expertise, skills and knowledge of management, marketing, sales, technical and technology personnel to formulate and implement our business plan, as well as to identify, support, publish and market quality videogames. Although we have granted incentives to some employees, we may not be able to continue to retain these personnel at current compensation levels, or at all. The compensation arrangements with such employees could result in increased expenses and have a negative impact on our operating results. In addition, if one or more of these individuals leave us, we may experience material delays in bringing products to market, which could have a material adverse effect on our business and prospects.

Growth of our business will result in increased demands on our management and limited human capital resources, which we may not be able to meet.

Any future growth in our business, whether organic or through acquisitions, will result in increased responsibility for our management and increased demands on our personnel. As our business grows, it will be required to retain qualified personnel who can expand our customer base and ensure continued development and delivery of highly innovative and technologically advanced videogames. We must continue to enhance and expand our management, technical, selling and marketing capabilities to accommodate this growth. To manage future growth, we will need to:

•	Retain and hire competent senior management and marketing personnel to manage publishing and marketing activities;

•	Maintain and expand our base of operating, financial and administrative personnel; and

•	Continue to train, motivate, and retain existing employees and attract and integrate new employees.

If we are unable to manage future expansion, our ability to provide and maintain superior services to our vendors and customers can be compromised, which could in turn damage our reputation and substantially harm the business.

The Company is still in the process of making significant compensation decisions.

Significant compensation decisions are made by our board of directors and compensation committee. Currently, only Terry Phillips, our chairman, and Melanie Mroz, our president and chief executive officer, have employment agreements with us. The compensation arrangements for other key employees are subject to review and change from time to time, including in the near term, by our board of directors and its compensation committee.

Potential increased regulation of videogame content and distribution can stifle growth and profitability and seriously hurt our business.

Videogame entertainment has come under increased scrutiny from politicians and consumer advocacy groups many of which are calling for increased regulation/oversight of the content of videogame products. Such potential regulation could raise costs or limit the market for videogames, in general, and for our products in particular.

Consumer advocacy groups have opposed sales of videogame software containing graphic violence or sexually explicit material or other objectionable content by pressing for legislation in these areas, including legislation prohibiting the sale of certain “M” rated videogames to minors, and by engaging in public demonstrations and media campaigns, and various governmental bodies have proposed regulation aimed at our industry to prohibit the sale to minors of software containing such material. Additionally, retailers may decline to sell videogames containing graphic violence or sexually explicit material that they deem inappropriate for their businesses. Some of our videogames have received an “M” rating (age 17 and over). If retailers decline to sell our “M” rated products or if our products are rated “AO” (age 18 and over), we may be required to significantly change or discontinue particular videogames.

Currently in the United States, the videogame publishing industry is rated by the Entertainment Software Rating Board or ESRB, a self-regulated volunteer videogame rating organization. The ESRB, through its ratings system, requires videogame publishers to provide consumers with information relating to videogame content, including graphic violence, profanity or sexually explicit material contained in videogames. There are similar ratings agencies in the UK, Germany, Australia and other geographic territories.

Failure to obtain a target rating for certain of our products, as well as videogame re-rating, could negatively impact our sales.

The ESRB system uses a rating symbol that suggests the appropriate player age group, and content descriptor information, such as graphic violence, profanity, or sexually explicit material. The ESRB rating is printed on each videogame package and retailers may use the rating to restrict sales to the recommended age groups. Retail customers take the ESRB rating into consideration when deciding which videogames they will purchase. If the ESRB or a manufacturer determines that any of our videogames should have a rating directed to an older or more mature consumer, we may be less successful in marketing and selling said videogames.

We claim compliance with rating system requirements and the proper display of the designated rating symbols and content descriptors. In some instances, however, we may have to modify certain videogames in order to market them under the expected rating, which could delay or disrupt the release of these videogames. In the United States, we expect our videogames to receive ESRB ratings of “E” (age 6 and older), “E10+” (age 10 and older), “T” (age 13 and over) or “M” (age 17 and over). In addition to these ratings, the ESRB may also rate a videogame as “AO” (age 18 and over). A few of our published videogames have been rated “M” by the ESRB. If we are unable to obtain “M” ratings as a result of changes in the ESRB’s ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected. In the event any of our videogames are re-rated by the ESRB, we may be required to record a reserve for anticipated product returns and inventory obsolescence which could expose us to additional litigation, administrative fines and penalties and other potential liabilities, and could adversely affect our operating results.

New legislation, content policies adopted by retailers, and litigation could inhibit sales of our products.

Legislation has been introduced at the local, state and federal levels for the establishment of a government-mandated rating and governing system in the United States and in foreign countries for the videogame software publishing industry. Various foreign countries already allow government censorship of videogames. We believe that if our industry were to become subject to a government rating system, our ability to successfully market and sell our products could be adversely affected.

In the United States, proposals have been made by numerous state legislators to regulate the sale of videogames containing violent or sexually explicit material by prohibiting the sale of such products to under 17 or 18 audiences and proposing penalties for non-compliance, and certain states have recently sought to adopt laws regulating “M” or “AO” rated products or products otherwise depicting violent or sexually explicit materials. While such legislation has been successfully enjoined by industry and retail groups, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for our “M” rated videogames.

Furthermore, a United States Senate bill, referred to as The Family Entertainment Protection Act, proposes to adopt a common rating system for videogame software, television and music containing violence or sexually explicit material and to prohibit the sale of “M” rated, “AO” rated and “Rating Pending” products to under-17 audiences. The Federal Trade Commission has issued reports with respect to the marketing of such material to minors. If the bill is adopted into law, it may limit the potential market for our “M” rated products, and adversely affect our operating results.

Certain countries have also established similar rating systems as prerequisites for sales of videogame software in such countries. In some instances, we may be required to modify certain of our videogames to comply with the requirements of these rating systems, which could delay the release of videogames in these countries. Other countries, such as Germany, have adopted laws regulating content both in packaged videogames and those transmitted over the Internet that are stricter than current United States laws.

Moreover, retailers may decline to sell videogame software containing graphic violence or sexually explicit material. Some trade organizations also require videogame publishers to provide consumers with information relating to graphic violence, profanity, or sexually explicit material contained in videogames, and they impose penalties for non-compliance.

Additionally, although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of videogames have been unsuccessful in the courts, claims of this kind can be asserted against us.

Our Chairman is subject to an SEC cease and desist order.

Our Chairman, Mr. Terry Phillips, agreed, in May 2007, to a settlement with the SEC in a proceeding arising from certain actions in 2000 and 2001. Without admitting or denying the allegations, Mr. Phillips agreed to consent to the entry of an order to cease and desist from committing or causing any violations of Section 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, and Exchange Act Rules 10b-5 and 13b2-1 and from causing any violations of Sections 13(a) and 13(b)(2)(A) of the Exchange Act and Exchange Act Rules 12b-2, 13a-1 and 13a-13.

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

Should Mr. Phillips be found to have violated the terms of the SEC’s order in the future, he may be subject to further enforcement action, including legal action imposing injunctive relief and assessing fines or penalties, which could have a material impact on our reputation and business.

Risks Relating to our Securities

Because we do not currently intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We do not currently anticipate paying any dividends on shares of our common stock. Any determination to pay dividends in the future will be made by our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

The concentration of our capital stock ownership will likely limit a stockholder’s ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

As of September 30, 2008, our executive officers, directors and affiliates together beneficially owned approximately 57.8% of our outstanding common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by all our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with the interests of the other holders of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to our other security holders. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that our other stockholders may view as beneficial.

It may be difficult for you to resell shares of our common stock if an active market for our common stock does not develop.

Our common stock is not actively traded on a securities exchange and we currently do not meet the initial listing criteria for any registered securities exchange, including the Nasdaq Stock Market. Our securities are quoted on the less recognized Over-the-Counter Bulletin Board. This factor may further impair our stockholders’ ability to sell their shares when they want and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

We seek to manage our business with a view to achieving long-term results, and this could have a negative effect on short-term trading.

Our focus is on creation of stockholder value over time, and we intend to make decisions that will be consistent with this long-term view. As a result, some of our decisions, such as whether to make or discontinue operating investments, manage our balance sheet and capital structure, or pursue or discontinue strategic initiatives, may be in conflict with the objectives of short-term traders. Further, this could adversely affect our quarterly or other short-term results of operations.

Our warrants may have an adverse effect on the market price of our common stock.

We have outstanding warrants to purchase 13,655,000 shares of common stock. There is also an option to purchase 200,000 Class Z warrants and 260,000 Class W warrants issued to the representative of the underwriters in our initial public offering. The sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, the common stockholders may experience dilution to their holdings.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease a 5,500 square-foot office suite for our corporate headquarters in Midlothian, Virginia under an agreement that expires in December 2010. We also lease a 300 square-foot office suite in London, England for our international operations under an agreement that expires in November 2008. We own a 7,000 square-foot office building in Grapevine, Texas which houses our North American sales and marketing department and our product production and development management departments. We believe our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. As we expand our business into new markets, we expect to lease additional office facilities. See Note 10 to the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Commitments” appearing elsewhere in this report for information regarding our lease obligations.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, however, we may be named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us; we do not expect that any such liability will have a material adverse effect on our financial position, operating results or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of our stockholders was held on April 24, 2008. The first proposal set forth in our Definitive Proxy Statement (No. 000-51869), filed with the SEC on April 11, 2008, proposed the adoption of the Agreement and Plan of Reorganization, dated January 15, 2008, as amended, by and among the Company, SouthPeak and the other parties named therein, pursuant to which we would consummate a business combination with SouthPeak. Our certificate of incorporation in effect at that time required that the first proposal be approved by the affirmative vote of a majority of our outstanding common stock and Class B common stock voting together without distinction as to class and the affirmative vote of a majority of our outstanding Class B common stock voting as a separate class. The first proposal was not approved by the holders of a majority of our common stock and Class B common stock. Results of the voting were as follows:

	For	Against	Abstain
Common Stock	1,400	303,143	-
Class B common stock	596,000	4,160,014	-

As a result of the first proposal not being approved, none of the other proposals set forth in our Definitive Proxy Statement were presented at the special meeting or voted on by our stockholders.

On May 12, 2008, the holder of a majority of our outstanding capital stock approved by written consent the following:

•
provisions of our amended and restated certificate of incorporation, including (a) the authorization of 90,000,000 shares of common stock and 20,000,000 shares of preferred stock, (b) restriction on our stockholders’ ability to remove directors, and (c) restriction on our stockholders’ ability to call a special meeting; and

•
our 2008 Equity Incentive Compensation Plan, which provides for the grants of up to 5,000,000 shares of our common stock or cash equivalents to our directors, officers, employees and/or consultants or those of our subsidiaries.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Following our initial public offering in April 2006, our Series A units, Series B units, common stock, Class B common stock, Class W warrants and Class Z warrants were listed on the Over-the-Counter bulletin board under the symbols GSPAU, GSPBU, GSPA, GSPAB, GSPAW and GSPAZ, respectively.

Our Class B common stock ceased trading on the Over-the-Counter bulletin board and was automatically cancelled and converted into a right to receive $5.36 per share from our trust fund on April 25, 2008. As a result of the cancellation of the Class B common stock, our Series B units were mandatorily separated from their associated Class W warrants and then cancelled on April 25, 2008.

Our Series A units, common stock, Class W warrants and Class Z warrants now trade on the Over-the-Counter bulletin board under the symbols SOPKU, SOPK, SOPKW and SOPKZ, respectively. The closing price for the securities on October 3, 2008, the most recent trading day practicable before the date of this report, was $6.40, $1.70, $0.30 and $0.30, respectively. As of October 3, 2008, there were approximately 42 holders of records of our common stock.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low closing sale prices of our securities as reported on the Over-the-Counter bulletin board in US dollars. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Common Stock		Class W Warrants		Class Z Warrants		Series A Units
	High	Low	High	Low	High	Low	High	Low

2006
Fourth Quarter	$2.50	$2.25	$0.45	$0.35	$0.52	$0.36	$13.50	$8.85

2007
First Quarter	3.30	2.45	0.54	0.36	0.66	0.39	13.10	9.25
Second Quarter	2.75	2.25	0.41	0.36	0.45	0.40	11.10	9.16
Third Quarter	3.00	2.50	0.38	0.35	0.52	0.40	9.70	9.00
Fourth Quarter	1.74	1.25	0.20	0.03	0.33	0.27	6.25	4.75

2008
First Quarter	1.75	1.03	0.26	0.04	0.32	0.24	6.70	4.70
Second Quarter	3.00	0.35	0.38	0.05	0.48	0.08	11.00	1.75
Third Quarter	2.65	1.50	0.74	0.20	0.73	0.32	11.75	6.40

Dividends

We have not paid any dividends on our common stock to date and do not anticipate paying any dividends in the foreseeable future. We intend to retain future earnings, if any, in the operation and expansion of our business. Any future determination to pay cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Item 1A.

Overview

We are an independent developer and publisher of interactive entertainment software. We utilize our network of independent studios and developers to create videogames for all current hardware platforms including:  Sony’s PS3 and PS2 computer entertainment systems; Sony’s PSP® system; Microsoft’s Xbox 360® video game and entertainment system; Nintendo’s Wii™, DS™, and GBA; and for the PC and Game for Windows®. Our portfolio of games extends across a variety of consumer demographics, ranging from adults to children and hard-core game enthusiasts to casual gamers.

We incorporated in Delaware on August 10, 2005 under the name Global Services Partners Acquisition Corp. to serve as a vehicle to effect an acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination with a then-unidentified operating business. On May 12, 2008, we acquired all of the outstanding membership interests of SouthPeak pursuant to a Membership Interest Purchase Agreement. SouthPeak was originally formed in 1996 as an independent business unit of SAS Institute, Inc.

We operate in a growing industry with highly favorable industry dynamics. Videogame hardware sales are approaching record levels, driving strong growth in software and further predictions for continued double-digit growth for the remainder of 2008 and into 2009. 2007 marked a year of transition and growth in videogame sales based on the introduction of the next generation of videogame consoles in 2005 and 2006 and the expanding demographic of videogame users.  Particularly, the introduction of Microsoft’s Xbox 360, Sony’s PS3 and Nintendo’s Wii consoles are driving demand for new videogames with increasing sophistication and graphics given the enhanced functionality of the consoles including high definition capability and the ability to access the internet. New handhelds, such as Nintendo’s DS and Sony’s PSP, are also driving demand for new content.

Our strategy is to capitalize on the growth of videogame market, particularly the expanding demographics of videogame players, and focus on creating premium quality videogames and successful franchises for which we can create sequels. We are developing a portfolio of exciting proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, strategy, role-playing, sports and racing.

Sources of Revenue

Our business model is primarily based on utilizing a network of third-party software developers and independent studios to develop our products, and obtaining marketing and selling rights to certain titles for specific territories from large videogame publishers. We are positioned as an “indie” label videogame developer and publisher, working with independent developers to create and publish our videogames. We have cultivated relationships with independent videogame studios and developers in the United States, Western Europe, Eastern Europe, Scandinavia, Australia and Asia, that provide us with innovative and compelling videogame concepts.

We generate revenue by selling software titles developed on our behalf by third parties and other content partnerships. Our unique business model of sourcing and developing creative product allows us to better manage our fixed costs relative to industry peers. Our operating margins are dependent in part upon our ability to continually release new products that perform according to our budgets and forecasts, and manage our fixed costs accordingly. Although software development costs as well as the development cycle for next-generation platforms have increased compared to prior-generation platforms, the impact is partially offset by the higher selling prices on next-generation software.

We maintain operations in the US and, as of August 2005, in the United Kingdom. In fiscal year 2007, international operations contributed approximately 18% of consolidated net revenues. For the year ended June 30, 2008, international operations contributed approximately 14% of consolidated net revenues. We sell our games directly to retailers and distributors in North America. In Europe and Australia, we primarily sell our games directly to distributors. We operate in one business segment, interactive videogame publishing.

Fiscal Year 2008 Releases

We released the following videogames in fiscal year 2008:

Title	Platform	Date Released
Two Worlds	X360	8/21/07
Two Worlds Collectors Edition	X360	8/21/07
Pool Party	Wii	8/28/07
Two Worlds	PC	8/28/07
Two Worlds Collectors Edition	PC	8/28/07
Dream Pinball 3D	PC	1/21/08
Iridium Runners	PS2	2/14/08
Imperium Romanum	PC	3/10/08
Dream Pinball 3D	Wii	3/31/08
Dream Pinball 3D	NDS	4/22/08
Grid	PS3	5/31/08
Grid	X360	5/30/08
Grid	PC	6/2/08
Overlord	PS3	6/23/08
Roogoo	PC	6/24/08

Consolidated Financial Statements

Our consolidated financial statements include the accounts of SouthPeak Interactive Corporation and its wholly-owned subsidiaries, SouthPeak Interactive, L.L.C. and SouthPeak Interactive, Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

The following are the primary components of our consolidated statement of operations:

Net Revenues. Our revenue is derived from publishing and selling videogames. We work with independent developers and/or development studios to develop proprietary videogames and also license rights to properties from third parties. We focus on providing high quality games that command prices that are similar to those obtained by our major competitors in the front-line/premium game market ($39.95 to $59.95) and that are featured prominently “on the shelf” of major retailers, and not on focusing on lower-priced “value games” and that generally are found in “budget game bins” in retail outlets (usually priced between $9.99 and $14.99). The future growth of our revenues is dependent upon our ability to continue providing highly desirable, high quality videogames to the market.

Cost of Goods Sold.   Cost of goods sold consists of royalty payments to third party developers, license fees to videogame manufacturers, and manufacturing costs of the videogame discs, cartridges or similar media. Proprietary console manufacturers approve and manufacture each game for their platform. They charge their license fee for each game based on the expected retail sales price of the game. Such license fee is paid by us based on the number of games manufactured. Should some of the games ultimately not be sold, or the sales price to the retailer be reduced by us through price protection, no adjustment is made by the proprietary console manufacturer in the license fee originally charged. Therefore, because of the terms of these license fees, we may have an increase in the cost of goods as a percent of net revenue should we fail to sell a number of copies of a game for which a license has been paid, or if the price to the retailer is reduced.

We utilize third-parties to develop our games on a royalty payment basis. We enter into contracts with third party developers once the game design has been approved by the platform proprietors and is technologically feasible. Specifically, payments to third-party developers are made when certain contract milestones are reached, and these payments are capitalized. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owing to the third-party developer from the sales of the game. To the extent these prepaid royalties are sales performance related, the royalties are expensed against projected sales revenue at the time a game is released and charged to costs of goods sold. This normally results in expensing all prepaid royalties based upon the first and, on occasion, the second lot of shipments of the game. Any pre-release milestone payments that are not prepayments against future royalties are expensed when a game is released and then charged to costs of goods sold. Capitalized costs for games that are cancelled or abandoned prior to product release are charged to “cost of goods sold - royalties” in the period of cancellation.

Gross Profit. Our gross profit is positively impacted by our strategy of using cost-efficient, external third party developers to develop our games, rather than directly employing game developers or maintaining a costly development studio. Additionally, we are often able to attract high quality developers willing to work for lower costs because of the creative flexibility and focused attention provided by us. Gross profits are positively impacted by titles that perform better then our budgeted forecasts, since manufacturing, royalties and licensing costs are faster recouped and economies of scale occur as the incremental sales of a game produce greater profitability. In addition since we utilize a variety of third-party developers, our royalty payments and obligations are different for each title thereby impacting our gross profit. Gross profits are negatively impacted by costs written off from abandoned projects, games that do not meet our sales expectations, and by games that require more significant royalty payments to developers.

Warehousing and Distribution Expenses. Our warehousing and distribution expenses primarily consist of costs associated with warehousing, order fulfillment, and shipping. Because we use third-party warehousing and order fulfillment companies in the US and in Europe, the expansion of our product offerings and escalating sales will increase our expenditures for warehousing and distribution in proportion to our increased sales.

Sales and Marketing Expenses. Sales and marketing expenses consist of advertising, marketing and promotion expenses, and commissions to external sales representatives. The largest component of this expense relates to certain customer marketing allowances. As the number of newly published games increases, advertising, marketing and promotion expenses are expected to rise accordingly. We recognize advertising, marketing and promotion expenses as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related ad is run for the first time. We also engage in cooperative marketing with some of our retail channel partners. We accrue marketing and sales incentive costs when revenue is recognized and such amounts are included in selling and marketing expense when an identifiable benefit to the company can be reasonably estimated; otherwise, there incentives are recognized as a reduction to net revenues. Such marketing is offered to our retail channel partners based on a single sales transaction, as a credit on their accounts receivable balance, and would include items such as contributing to newspaper circular ads and in store banners and displays.

General and Administrative Expenses. General and administrative expenses primarily represent personnel-related costs, including corporate executive and support staff, general office expenses, professional fees, consulting and professional fees, and various other expenses. Professional and consulting fees represent the largest component of general and administrative expenses. We expect that our personnel costs will increase as the business continues to grow. We expect to incur additional increased costs for personnel and consultants as a result of becoming a publicly traded company which requires compliance and adherence to new regulations for corporate governance and accounting. Depreciation expenses also are included in general and administrative expenses.

Interest and Financing Costs. Interest and financing costs are attributable to SouthPeak’s line of credit and financing arrangements that are used to fund development of games with third parties, which often takes 12-18 months. Additionally, such costs are used to finance the accounts receivables prior to payment by customers.

Income Taxes. Effective November 10, 2000, the US operations of SouthPeak, as a limited liability company, were taxed as a “partnership.” As a partnership under the Internal Revenue Code, the US operations of SouthPeak generally are not subject to income tax charges. Rather, the taxable income of SouthPeak was reported to its members prior to the Acquisition and to the company after the Acquisition and applicable income taxes are paid by the members or the company, as applicable. The United Kingdom operations of SouthPeak are subject to tax by the United Kingdom. However, because of a loss in the United Kingdom operations, SouthPeak has not paid any tax to the United Kingdom and instead carries its losses forward. There is a provision for (benefit from) income taxes in the consolidated financial statements of the company as of June 30, 2008. This provision takes into account the taxable income of the entity after the Acquisition.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates were based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout management’s discussion and analysis of financial condition and results of operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies see Note 1 to our consolidated financial statements included elsewhere in this report.

Accounts Receivable, Allowances for Sales Returns and Price Protection. We earn revenues from the sale of videogames. Revenue is recognized net of allowances for price protection, sales returns and customer discounts. We analyze sales returns in accordance with Statement of Financial Accounting, or SFAS, No. 48 “Revenue Recognition When Right Of Return Exists.” We estimate the amount of future sales returns and price protection for current period revenue after analyzing historical returns, inventory remaining in the retail channel, the rate of inventory sell-through in the retail channel and other factors. Generally, we maintain a policy of credits for price protection and returns, but not cash refunds.

Generally, price protection refers to the circumstances when we voluntarily decrease the wholesale price of a product and allow a credit against amounts owed to us by customers with respect to open and/or future invoices. The conditions customers must generally meet in order to receive price protection include compliance with applicable payment terms and regular submission of inventory and sell-through reports. As such, our management uses significant judgment and makes estimates in connection with establishing allowances for price protection and sales returns. Such estimates are generally made on a per-game basis, based on previous experience and information, including an analysis of our historical experience, the current sell-through of distributor and retailer inventory, previous returns on similar products, current trends in the videogame market, the overall economy, changes in customer demand or acceptance of our products, and other factors. Actual sales returns and price protection could differ materially from management’s allowance estimates due to a number of reasons, including: a lack of consumer acceptance of a videogame, the release in the same period of a similarly themed videogame by a competitor, or technological obsolescence due to the emergence of new hardware platforms.

As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be calculated for each allowance above. We believe however, there would be no significant difference in the amounts using other reasonable assumptions than what was used to arrive at each allowance. We regularly review the factors that influence our estimates and, if necessary, make adjustments when we believe that actual product returns, credits and other allowances may differ from established reserves. Actual experiences associated with any of these items may be significantly different than our estimates.

Inventory. We value our inventory of videogames at the lower of cost (first-in, first-out) or market. We estimate the net realizable value of slow-moving inventory on a regular, videogame by videogame basis and charge the excess of cost over net realizable value to “cost of goods sold - product costs.”

Advances on Royalties.  Beginning upon a product release, advances on royalties are amortized to “cost of goods sold - royalties” using the ratio of current revenues to total projected revenues, based on management’s estimates usually resulting in an amortization period of six months or less. At the end of each reporting period, we evaluate the future recoverability of games released in prior periods, based upon an individual game’s performance.

Evaluating the recoverability of advance royalties often involves assumptions and judgments that can have a significant impact on the timing and amounts that we report. For example, in determining the future recoverability and timing of such advance royalties, we must make assumptions in the assessment of expected videogame performance which utilize forecasted sales amounts and estimates of additional costs to be incurred. If actual sales or revised forecasted sales fall below the initial forecasted sales for a specific videogame, the charge to “cost of goods sold - royalties” may be larger than expected for any particular period.

Intellectual Property Licenses. Intellectual property license costs arise from fees paid by us to license the use of trademarks, copyrights, and software used in the development of games by third party developers. The licenses may be used in several videogames or a single videogame.

Periodically, we evaluate the future recoverability of capitalized intellectual property licenses, based on the expected performance of the specific videogames. Prior to the related videogame’s release, we expense, as part of “cost of goods sold - intellectual property licenses,” any intellectual property license costs that are not recoverable. If we abandon a videogame, any capitalized intellectual property costs are charged to “cost of goods sold - intellectual property licenses,” at the time of cancellation. We use various factors to evaluate expected videogame performance, including preorders for the videogame prior to release.

Beginning with a videogame’s release, intellectual property license costs are amortized to “cost of goods sold - intellectual property licenses” based on the ratio of current revenues for the specific videogame to the total of projected revenues for all the videogames which will use the license. Periodically, we evaluate the future recoverability of capitalized intellectual property licenses utilizing the main evaluative factor of actual videogame performance.

Property and Equipment. Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the shorter of the estimated useful lives: buildings, 40 years; computer equipment and software, three to five years; office furniture and other equipment, five to ten years; and leasehold improvements, five years. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resulting gains or losses are recognized in current operations. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

Impairment of Long-lived Assets. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of an asset may not be recoverable, a write-down to fair value is recorded. Fair values are determined based on the discounted cash flows, quoted market values, or external appraisals, as applicable. Long-lived assets, which are assets that provide the Company with benefit beyond one year, are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Revenue Recognition. We recognize revenue from the sale of videogames when the videogame and risk of loss transfers to the customer, which in the normal business cycle occurs at the time of shipment. In conjunction with sale of videogames, we also establish a reserve to reduce the amount of revenue recognized on the sale of the games for expected future price protections (sales allowances) and returns issued for the product sold. Any changes in management’s estimates of future returns or price protections issued versus actual results could affect future net revenue and earnings of the company. Appropriately, management is very diligent to ensure that the reserves taken are appropriate for the sales in the period, so that variances in management estimates will be minimal. In Europe, we have agreements that provide customers on a videogame by videogame basis, the right to multiple copies in exchange for guaranteed minimum license fees, and revenue pursuant to such agreements is recognized at delivery of the product master. With respect to license agreements that provide mass retailers the right to rent the software, revenue is recognized when the rental occurs. Regarding online transactions involving electronic downloads of videogames and content, which is a new area for the company, revenue is recognized when the fee is paid by the online customer for the online product and the company is notified. Our revenues are recognized net of reserves for price protection and other allowances. Also, in order to recognize revenue for both videogame sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be deemed probable. Revenue recognition also determines the timing of recognition of certain expenses, including “cost of goods sold - product costs” and “cost of goods sold - royalties.”

Income Taxes. Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Our management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of June 30, 2008. The evaluation was performed for the tax years ended December 31, 2007, 2006 and 2005 which remain subject to examination for federal, various states and United Kingdom income tax purposes by various taxing authorities as of June 30, 2008.

Our policy is to reclassify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses.

Foreign Currency Translation. The functional currency for our foreign operations is the applicable local currency. Accounts of foreign operations are translated into US dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss). Realized transaction gains and losses are included in income in the period in which they occur, except on intercompany balances considered to be long term. Transaction gains and losses on intercompany balances considered to be long term are recorded in other comprehensive income (loss).

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Our items of other comprehensive income (loss) are foreign currency translation adjustments, which relate to investments that are considered long-term in nature and therefore do not require tax adjustments.

Stock-Based Compensation Plans.In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.”

Prior to July 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB 25, and related interpretations, as permitted by SFAS 123. Effective July 1, 2006, we adopted SFAS 123R, including the fair value recognition provisions, using the prospective method. Under SFAS 123R, a non-public company that previously used the minimum value method for pro forma disclosure purposes is required to adopt the standard using the prospective method. Under the prospective method, all awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123R. As a result, stock-based awards granted prior to the date of adoption of SFAS 123R will continue to be accounted for under APB 25 with no recognition of stock-based compensation in future periods, unless such awards are modified or settled. Subsequent to the adoption of SFAS 123R, we estimate the value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. For stock-based awards subject to graded vesting, we utilized the straight-line ratable method for allocating compensation cost by period. As of June 30, 2008, we have not issued any stock options.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statement of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Accordingly, actual results could differ from those estimates. The most significant estimates are related to advances for royalties and accounts receivable allowances. Such estimates include sales returns and allowances, price protection estimates, provisions for doubtful accounts, accrued liabilities, and estimates regarding the recoverability of prepaid royalties, inventories, long lived assets, and deferred tax assets. These estimates generally involve complex issues and require the company to make judgments, involve analysis, of historical and future trends, can require extended periods of time to resolve, and are subject to change from time to time.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” or SFAS 157. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 states that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact, if any, the adoption of this statement will have on its results of operations, financial position or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating if it will adopt SFAS No. 159 and what impact the adoption will have on its results of operations, financial position or cash flows.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”, or SFAS 141(R), which will change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS 141(R) include: (1) valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date; (2) contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation; (3) acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset’s estimated useful life; (4) acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation; and (5) acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted.

SFAS 141(R) is effective for reporting periods beginning on or after December 15, 2008. Earlier adoption is not permitted. We anticipate that adoption of this pronouncement will significantly impact how we account for business combination transactions consummated after the effective date, in the various areas outlined above.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”, or SFAS 160, effective for fiscal years beginning after December 15, 2008. SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including the requirement that the noncontrolling interest be classified as a component of equity. SFAS 160 is required to be adopted simultaneously with SFAS 141(R). We do not expect that this pronouncement will have a significant impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities -an amendment of FASB Statement No. 133,” which enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) the location and amounts of derivative instruments in an entity’s financial statements, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the impact of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are currently evaluating the impact of SFAS No. 162.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net revenues:

	For the year ending June 30,
	2008	2007	2006
Net revenues	100.0%	100%	100%

Cost of goods sold:
Product costs	55.5%	51.4%	56.2%
Royalties	12.3%	14.9%	29.6%
Total cost of goods sold	67.8%	66.3%	85.8%

Gross profit	32.2%	33.7%	14.2%

Operating expenses:
Warehousing and distribution	1.2%	4.0%	1.0%
Sales and marketing	10.6%	17.0%	9.4%
Transaction costs	3.9%	-	-
General and administrative	9.5%	18.2%	16.2%
Total operating expenses	25.2%	39.2%	26.6%

Operating income (loss)	7.0%	(5.5)%	(12.4)%

Interest expense	3.0%	1.5%	2.2%

Income (loss) before taxes	4.0%	(7.0)%	(14.6)%
Income tax (benefit) expense	(0.2)%	-%	-%
Net income (loss)	3.8%	(7.0)%	(14.6)%

Years ended June 30, 2008 and June 30, 2007

Net Revenues.  For the year 2008, net revenues increased to $40,153,094 from $12,544,046 in the prior year same period. The significant increase in net revenues for fiscal year 2008 is due primarily to the launch of more videogames for the next generation hardware platforms compared to the launch of games for fiscal year 2007. The number of units sold for fiscal year 2007 was approximately 678,000 units increasing to approximately 1,228,000 units for fiscal year 2008, an increase of 81%; while the average net revenue per game sold increased approximately 77%, from $18.52 to $32.70.

We have continued to be significantly involved in the creative process of game development in fiscal year 2008 which has continued our efforts from fiscal year 2007 to (i) establish a reputation as a successful game publisher; (ii) build a large enough portfolio of game titles so that we now focus on developing higher quality, more creative games as opposed to focusing on building a “critical volume” of games; and (iii) increase our personnel and dedicate the necessary human resources to become engaged in the creative process. This has resulted in a substantial increase in net revenues for fiscal year 2008 compared to fiscal year 2007. Although there can be no assurances, we expect that net revenues will continue to improve on a year to year basis as we further dedicate ourself to deeper involvement in the creative process and to the development of games for the newest platforms.

Cost of Goods Sold. For fiscal year 2008, the cost of goods sold increased to $27,205,359 from $8,315,843 for the prior year same period, an increase of 227%. This increase is largely because of the variable costs of manufacturing of game discs or cartridges, license fees to the hardware manufacturers and developer and royalty fees. The cost of royalty expense also increased in fiscal year 2008 from the prior year same period by 164%. This is a result of increased sales revenue and developer royalty agreements for games released during the period.

Gross Profit.  For fiscal year 2008, gross profit increased to $12,947,735 from $4,228,203 for the prior year same period, while the gross profit margin decreased to 32.3% from 33.7% for the prior year period. This slight decrease in gross margins is primarily due to sales of Grid, which has a lower gross margin resulting from higher co-publishing and distribution royalty costs as a percentage of total net revenue. However, our gross profit margins have generally increased during each year of our operations due to (i) deeper engagement in the creative process of publishing games over time and (ii) migration towards publishing games for next generation hardware platforms that allow games to be sold at higher prices, without a proportionate increase in cost of goods sold.

Warehousing and Distribution Expenses. For fiscal years 2008 and 2007, warehousing and distribution expenses were $468,008 and $502,132, respectively, resulting in a decrease of 7%. This decrease is due primarily to our efforts to reduce costs by having manufacturers directly ship videogames to customers rather than having all sales go through a third party warehouse and logistics provider.

Sales and Marketing Expenses .  For fiscal year 2008, sales and marketing expenses increased 101% to $4,257,290 from $2,128,025 for the same period in the prior year. This increase is primarily due to larger marketing budgets for the videogames released during fiscal year 2008. This increase is partially due to higher sales commissions that increase proportionately as sales volume increases and the increased marketing at trade shows that coincides with the launch of new titles. Advertising and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes.

General and Administrative Expenses.   For fiscal year 2008, general and administrative expenses increased 68% to $3,827,621 from $2,276,818 for the same period in the prior year. Included in such expenses is the consulting fee incurred by us in payment for staff related expenses, occupancy costs, telephones and communications expenses, and office supplies. This consulting fee was incurred through December 31, 2007, at which time we no longer had a need for the consulting arrangement as these functions were handled internally. Such consulting fee totaled $1,183,195 for fiscal year 2007 and $920,930 for fiscal year 2008. In addition to the staffing provided by consultants, we also had direct employees. Such wages increased from $192,733 for fiscal year 2007 to $1,371,487 for fiscal year 2008, an increase of 612%. Professional fees increased 74% from $104,568 in fiscal year 2007 to $182,359 in fiscal year 2008. Travel and entertainment expenses were $157,595 in fiscal year 2007, increasing 172% to $429,413 in fiscal year 2008. General and administrative expenses as a percentage of net revenues decreased, to 9.5% for fiscal year 2008 from 18.2% for fiscal year 2007.

As a result of the Acquisition, it is anticipated that staffing will increase, partly to comply with financial and accounting reporting requirements of a public company. In addition it is expected, as additional sales territories are added and more videogames are offered for sale, that sales will increase. It is anticipated that staffing will increase to support the increased sales volume.

Transaction Costs.  During fiscal year 2008, we incurred $1,579,946 in costs related to the Acquisition. These costs included professional fees to public accountant firms, law firms and advisors.

Operating Income (Loss).   For fiscal year 2008, operating income was $2,814,870 versus an operating loss of $678,772 in the prior year period. The increase in operating income is principally due to our release of new, more profitable videogame titles.   For fiscal year 2008, operating income as a percentage of net revenue was 7.0%.

Interest and Financing Costs.   For fiscal year 2008, interest and financing costs increased to $1,191,014 from $187,440 for the prior year period due to (1) an increase in average borrowings related to funding the increased costs for development of videogames with third parties, (2) an increase in accounts receivable as a reuslt of increased sales and (3) due to a one time non-cash interest charge of $643,418 for common stock issued in connection with the conversion of a note payable into SouthPeak preferred stock.

Income Taxes. Following the Acquisition, SouthPeak became subject to the payment of corporate income taxes. As a result of net operating loss carryforwards from losses generated in the United Kingdom in prior years, we have booked a deferred tax asset of $461,931 for fiscal year 2008. There was not such loss booked for the previous year period since the losses had not been used to offset income until fiscal year 2008.

Net Income.   For fiscal year 2008, we generated net income of $1,553,558 as compared to net loss of $866,212 for fiscal year 2007.

Years ended June 30, 2007 and 2006

Net Revenues.  For fiscal year 2007, net revenues increased to $12,544,046 from $6,235,148 in the prior year. The significant increase in net revenues is due primarily to the launch of new videogames in fiscal year 2007, including our first game for a next generation hardware platform. The number of units sold for fiscal year 2006 was approximately 386,000 units increasing 76% to approximately 678,000 units for fiscal year 2007, while the average net revenue per game sold increased 15% from $16.15 to $18.52.

Cost of Goods Sold. For fiscal year 2007, the cost of goods sold increased to $8,315,843 from $5,346,809 for the prior year. This increase primarily is due to the increase in sales, with cost of goods sold being 66.3% and 85.8% of net revenues for fiscal years 2007 and 2006 respectively.

Gross Profit.  For fiscal year 2007, gross profit increased to $4,228,203 from $888,339 for the prior year while the gross profit margin increased to 33.7% from 14.2% for the prior year. In general, our gross profit margins have increased during each year of our operations due to (i) deeper engagement in the creative process of publishing games over time and (ii) migration towards publishing videogames for next generation hardware platforms that allow videogames to be sold at higher prices, without a proportionate increase in cost of goods sold. These factors are principally responsible for the substantial increase in gross profit margins for fiscal year 2007 compared to fiscal year 2006. Although there can be no assurances, we expect that gross profit margins will continue to improve on a year to year basis as we further dedicate ourselves to deeper involvement in the creative process and to the development of videogames for the newest platforms.

Warehousing and Distribution Expenses.  For fiscal year 2007, warehousing and distribution expenses increased to $502,132 from $62,197 for the prior year. This increase is principally due to higher variable costs associated with storage and logistics, which increase as sales volume increases and as the number of videogames warehoused increases. Warehousing and distribution expenses as a percentage of net revenues increased to 4% for 2007 from 1% for the prior year principally as a result of the fact that a larger percentage of our sales were in the US as a percentage of total sales. Our US operations have a higher warehousing and distribution cost than our European operations.

Sales and Marketing Expenses.  For fiscal year 2007, sales and marketing expenses increased 262% to $2,128,025 from $587,667 for the prior year. This increase primarily is due to higher sales commissions that increase proportionately as sales volume increases and with the increased marketing at trade shows that coincides with the launch of new titles. Advertising and marketing costs vary on a game by game basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes. Sales and marketing expenses as a percentage of net revenues increased from 9.4% for fiscal year 2006 to 17.0% for fiscal year 2007, principally as a result of a strategy of increasing advertising with new game releases. Advertising expenses for fiscal years 2007 and 2006 were approximately $1,606,247 and $446,588 respectively.

General and Administrative Expenses.  For fiscal year 2007, general and administrative expenses increased to $2,276,818 from $1,007,248 in the prior year. Included in such expenses is the consulting fee incurred by the company in payment for staff related expenses, occupancy costs, telephones and communications expenses, and office supplies. Such consulting fee totaled $652,582 for fiscal year 2006, increasing 81% to $1,183,195 for fiscal year 2007. In addition to the staffing provided by consultants, we also had direct employees. Such wages increased from $81,379 for fiscal year 2006 to $192,733 for fiscal year 2007, an increase of 137%. Professional fees increased 68% from $62,206 in fiscal year 2006 to $104,568 in fiscal year 2007. Travel and entertainment expenses were $50,843 in fiscal year 2006, increasing 210% to $157,595 in fiscal year 2007. General and administrative expenses as a percentage of net revenues was 18.2% for fiscal year 2007 and 16.2% for fiscal year 2006.

Operating Income.  For fiscal year 2007, the operating loss was $678,772 versus an operating loss of $768,773 in the prior year. The decrease in operating losses is principally due to the increase in gross profit margins. For fiscal year 2007 operating loss as a percentage of net revenue was 5.4% compared to 12.3% for the prior year.

Interest and Financing Costs. For fiscal year 2007, interest and financing costs increased to $187,440 from $138,672 for the prior year due to an increase in average borrowing under the line of credit related to funding the increased costs for development of videogames with third parties and the increase in the accounts receivables prior to payment by customers.

Income Taxes.  Prior to the Acquisition, we were taxed as a partnership. As a partnership under the Internal Revenue Code, we were generally not liable for income taxes. Rather, our taxable income was reported to our members and applicable income taxes were paid by the members. Therefore, there are no provision (benefit from) income taxes in our consolidated financial statements for fiscal years 2007 and 2006.

Net Loss.  For fiscal year 2007, we generated a net loss of $866,212, as compared to a net loss of $907,445 for the fiscal year 2006.

Quarterly Operating Results Not Meaningful

Our quarterly net revenues and operating results have varied widely in the past and can be expected to vary in the future, due to numerous factors, several of which are not under our control. These factors include the timing of our release of new titles, the popularity of both new titles and titles released in prior periods, changes in the mix of titles with varying gross margins, the timing of customer orders and fluctuations in consumer demand for gaming platforms. Accordingly, our management believes that quarter-to-quarter comparisons of our operating results are not meaningful.

Liquidity and Capital Resources

Historically, we have met our capital needs through our operating activities, our line of credit and, prior to the Acquisition, loans from related persons and our members. Our cash and cash equivalents were $4,095,036 at June 30, 2008 and $510,265 at June 30, 2007. Our cash is and was used principally for working capital purposes, including milestone payments for advances on royalties.

We expect continued volatility in the use and availability of cash due to fluctuations in receivables collections and quarterly working capital needs necessary to finance our business and growth objectives. During the last quarter of fiscal year 2008, we sold preferred stock which provided additional liquidity to fund continued growth through the investment in videogame development. As of June 30, 2008, our operating activities combined with the preferred stock sold funded our working capital needs.

Although there can be no assurance, our management believes that there will be sufficient capital resources from our operations, our line of credit and the sale of preferred stock to finance our requirements for development, production, marketing, the purchases of equipment, and the acquisition of intellectual property rights for future products for at least the next 12 months. Furthermore, as a result of the Acquisition, we have enhanced our ability to finance our operations and future growth.

Line of Credit. We have a revolving loan due to a financial institution, with a maximum outstanding amount of $5.0 million at June 30, 2008. The loan bears interest at prime plus ½%, which was 8.75% at June 30, 2007 and 5.50% as of June 30, 2008. The outstanding loan amount cannot exceed 65% of eligible accounts receivable from North American operations. Payments received on such accounts are processed by the financial institution as payments on the revolving loan. The line is collateralized by gross accounts receivable of $14,773,796 and $6,035,659 at June 30, 2008 and June 30, 2007, respectively. The line of credit is further collateralized by the personal guarantees, and pledge of personal securities and assets, by two stockholders. The note contains certain financial and non-financial covenants, and at June 30, 2008 and June 30, 2007, we were in compliance with the covenants.

At June 30, 2008, the loan outstanding totaled $4,851,819 and the remaining available under the line of credit amounted to $148,180. In the future, we may elect to increase the maximum outstanding amount on the line of credit as our business grows and our gross margins continue improving in the ordinary course of business. For fiscal years 2008 and 2007, interest expense relating to the line of credit was $247,357 and $183,402, respectively. At June 30, 2007 the outstanding line of credit balance is $4,822,872 and the remaining available under the line of credit amounted to $ 0. All interest is expensed. The termination date of the line of credit has been extended to November 1, 2008. Our management believes that the line of credit will be renewed and potentially expanded in the normal course of business. The maximum amount outstanding was temporarily increased to $9.0 million for the period of August 6, 2007 to November 1, 2007 in order to provide funding to finance the production and sales of videogames in this period; after which it was reduced to $6.5 million until December 1, 2007, at which time the maximum amount outstanding was reduced to $5.0 million.

Cash Flows. We expect that we will make significant expenditures relating to advances on royalties to third-party developers to fund our continued growth. Our future cash commitments relating to these investments are detailed below in “Contractual Obligations.”  Cash flows from operations are affected by our ability to release successful titles. Though many of these titles have substantial royalty advances and marketing expenditures, once a title recoups these costs, incremental net revenues typically will directly and positively impact cash flows.

For fiscal year 2008, we had net cash used in operating activities of $6,163,950 as compared $3,119,684 for fiscal year 2007. Although there is a large swing in income in comparing fiscal years 2008 to 2007, there other factors that have led to the negative cash flow from operations, which includes a large amount of inventory on hand at June 30, 2008 and large accounts receivable balances as a result of large sales volume in June 2008. With the increased cash flow for fiscal year 2008 as a result of net income and the sale of preferred stock, our liabilities were paid down, including accrued expenses - related parties and accrued royalties.  The largest increase in cash provided by operating activities for fiscal year 2008 was an increase in accounts payable of $12,290,066. Generally, when new videogames are launched, there is a large amount of payables and receivables on the books to account for the cost of manufacturing the videogames, and from the large sales volume.  In June 2008, Grid was successfully launched, leading to large balances of accounts payable and accounts receivable on the books at June 30, 2008.

The cash used in investing activities during fiscal years 2008 and 2007 was $708,290 and $112,030, respectively. The cash used in both periods primarily related to the purchase of office and computer equipment.

During fiscal year 2008 and 2007, financing activities resulted in net cash provided of $10,511,909 and $3,595,912, respectively. The largest items that provided cash were the sale of preferred stock and the proceeds from a convertible note payable. We utilized cash provided by financing activities to fund our operations.

We are now able to meet a substantial portion of our capital needs through operating cash flows, our line of credit and the sale of preferred stock. Additionally, as our gross profit margins increase our operating cash flows are expected to contribute more towards our capital needs in the future. Although there can be no assurances, our management believes that we have sufficient capital resources from our operations, our line of credit, and the sale of preferred stock to finance our operations and growth.

Contractual Obligations

Operating Obligations. We regularly enter into contractual arrangements with third parties for the development of videogames. Under these agreements, we commit to provide specified payments to a developer, based upon contractual arrangements, and conditioned upon the achievement of specified development milestones. These payments to third-party developers typically are deemed to be advances and are recoupable against future royalties earned by the developers based on the sale of the related videogame. On October 26, 2007, we entered into an agreement with a third party developer in connection with certain development agreements. Pursuant to the agreement, we committed to spend specified amounts for marketing support for the related videogame which is to be developed. We lease our United Kingdom and Midlothian, Virginia office space. We entered into a three year non-cancelable operating lease for our Midlothian, Virginia headquarters in January 2008, with monthly rent of $7,542. In October 2007, we entered into a new one year lease for our United Kingdom, effective December 2007, with a monthly rent of $5,188.

Long-Term Obligations. We have minimum principal payments due on a mortgage loan. In October 2007, we purchased a building and land in Grapevine, Texas for $1,175,000. This building has 7,000 square feet and is being used for office space. In connection with the purchase, we entered into a 20 year mortgage with a financial institution in the amount of $1,068,450. The interest rate on the mortgage adjusts every five years to prime minus ¼%, and has an initial rate of 7.5%. Monthly principal and interest payment are $8,611 with interest only payments for the first six months. The mortgage is secured by land and building with a net book value of $1,294,573 at June 30, 2008. Two of our stockholders have personally guaranteed the mortgage note.

The total future minimum commitments for the above and other contractual arrangements in place as of June 30, 2008 are scheduled to be paid as follows:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$2,041,655	$103,224	$206,447	$206,447	$1,525,537
Operating lease obligations	254,060	118,310	135,750	-	-
Other contractual obligations	12,022,657	11,027,707	994,950	-	-
Total	$14,318,372	$11,249,241	$1,337,147	$206,447	$1,525,537

In the normal course of business, we execute contracts with third parties for development of videogames. During the period from July 1, 2008 to September 16, 2008, we entered into four agreements with such developers for an aggregate royalty commitment of approximately $2,130,000.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including the changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from changes in market rates and prices.

Interest Rate Risk. We have a line of credit for up $5.0 million. At June 30, 2008, the loan outstanding totaled $4,851,819. In October 2007, we entered into a 20 year mortgage for our Grapevine, Texas facility for $1,068,450. The loan bears interest at prime plus ½%, which was 5.50% and 8.75% at June 30, 2008 and 2007, respectively. The interest rate on the mortgage adjusts every five years to prime minus ¼%, and had an initial annual rate of 7.5%. We do not believe that interest rate risk is significant to us at June 30, 2008.

Foreign Currency Risk. We transact business in various foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound, or GBP, and the Euro, which results in the recognition of foreign currency transaction gains or losses. We monitor the volatility of the GBP and the Euro (and all other applicable currencies) frequently throughout the year. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks if we determine that such hedging activities are appropriate to reduce risk. We realized foreign currency transaction gains (losses) of ($237,699), ($147,747) and $95,856 in fiscal years 2008, 2007 and 2006, respectively. We do not believe that foreign currency risk was material at June 30, 2008, 2007 and 2006.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related notes required by this item are set forth as a separate section of this report. See Part IV, Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm with respect to our internal controls due to a transition period established by rules of the SEC for newly public companies.  The Company completed an acquisition of SouthPeak Interactive, L.L.C., a privately-held limited liability company, on May 12, 2008 in a transaction accounted for as a reverse acquisition with SouthPeak Interactive, L.L.C. deemed to be the Company's "acquirer" for accounting and financial reporting purposes.  For the purpose of applying the requirements of Item 308T of Regulation S-K, SouthPeak Interactive, L.L.C. as the Company's "acquirer," will provide these reports beginning with the year ended June 30, 2009.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers, key employees and directors and their respective ages and positions as of September 30, 2008 are as follows:

Name	Age	Position

Terry Phillips*	50	Chairman
Melanie Mroz *	45	President, Chief Executive Officer and Director
Andrea Gail Jones*	37	Chief Financial Officer and Treasurer
David Buckel	46	Director
Louis M. Jannetty	55	Director

*	Denotes an executive officer

Terry Phillips has served as our chairman since May 2008. Prior to that, Mr. Phillips served as the managing member of SouthPeak since 2000, when he purchased certain SouthPeak assets from SAS Institute. Mr. Phillips is also the managing member of Phillips Sales, Inc. (PSI), a company that he founded in 1991 that has become one of the largest manufacturer representative agencies specializing in the videogame industry. PSI represented many of the industry leading companies including, Sony Computer Entertainment America, THQ, Take-Two, Midway, Capcom Namco and Konami. PSI was awarded “manufacturer representative of the year” by Sony Computer Entertainment America in 1998 and has generated over $2 billion in sales since inception. In 2003, substantially all of Phillips Sales was sold to an ESOP. From March 1999 to present, Mr. Phillips was the manager of Capitol Distributing, L.L.C., a videogame distribution company. From 1987 to 1991, Mr. Phillips was Vice President of Sales for Acclaim Entertainment, a videogame publisher. In an administrative proceeding before the SEC, in May 2007, Mr. Phillips agreed to cease and desist from committing or causing any violations of Section 10(b) of the Exchange Act and Exchange Act Rules 10b-5 and 13b2-1 and from causing any violations of Sections 13(a) and 13(b)(2)(A) of the Exchange Act and Exchange Act Rules 12b-2, 13a-1 and 13a-13. This proceeding arose from the involvement in 2000 and 2001 of Mr. Phillips, Capital Distributing and another private company in which he was a principal in certain actions of Take-Two Interactive Software, Inc. Mr. Phillips holds a Bachelor of Science in Business Administration from Elmira College in New York.

Melanie Mroz has served as our president, chief executive officer and director since May 2008. Mr. Mroz was a member of SouthPeak from 2000 until May 2008. In 2005, she assumed responsibility for SouthPeak’s day-to-day operations.  In 1996, Ms. Mroz joined Phillips Sales, Inc., one of the largest manufacturer representative agencies in the videogame industry, to head its representation of Sony Computer Entertainment America and thereafter assumed other management duties. While at Phillips Sales, Inc., Ms. Mroz represented some of the most successful videogame titles in the industry to major retailers, including titles such as “Metal Gear Solid” from Konami America and “Grand Theft Auto” from Take-Two Interactive Software, Inc. From January 1995 to December 1996, Ms. Mroz was the Vice President of Sales for Digital Pictures, Inc., a private digital imaging, animation, and video products producer. From March 1992 to January 1995, Ms. Mroz was the national sales manager for Sony Imagesoft. Ms. Mroz entered the interactive software industry in 1986 with entertainment and educational software distributor SoftKat, then a division of W.R.Grace & Co. Ms. Mroz began with SoftKat as a buyer in the purchasing department and later became the Director of Purchasing. Ms. Mroz holds a Bachelor of Science from Winona State University in Minnesota.

Andrea Gail Jones has served as our chief financial officer and treasurer since May 2008. From June 2007 to May 2008, Ms. Jones served as chief financial officer of SouthPeak. Prior to joining SouthPeak, Ms. Jones worked from 1999 until 2007 as a manager for Gregg and Bailey, P.C., a Richmond, Virginia based accounting firm of which SouthPeak was a client. From 1993 to 1999, Ms. Jones worked for Cherry, Bekaert, and Holland, L.L.P. as a tax specialist. She holds a Bachelor of Science in accounting from Virginia Tech and is a licensed Certified Public Accountant.

David Buckel has served as one of our Directors since August 2008. Since January 2008, Mr. Buckel has served as a senior executive in operations and finance for Smarterville, Inc., a portfolio company of Sterling Partners, which creates, manufactures, and sells educational products. Prior to that, Mr. Buckel served as VP and chief financial officer of Internap Network Services Corporation (Nasdaq: INAP), managing the Company’s accounting, finance, purchasing, financial planning analysis, investor relations, corporate development and other operating functions. Mr. Buckel was with Internap from July 2003 until December 2007, and led the company through its March 2004 public offering and subsequent leveraged financings. Mr. Buckel was also Senior VP and chief financial officer of Interland Corporation and Applied Theory Corporation, both NASDAQ listed companies, where he managed numerous financial and operational groups. Mr. Buckel also managed and led an IPO for Applied Theory in 1999. Mr. Buckel, a Certified Management Accountant, holds a B.S. degree in Accounting from Canisius College and a M.B.A. degree in Finance and Operations Management from Syracuse University.

Louis M. Jannetty has served as one of our Directors since August 2008. Since 1986, Mr. Jannetty has served as the chief executive officer of Jansco Marketing Inc., a manufacturer representative firm that specializes in the videogame industry and represents major publishers such as Sony, Capcom, Eidos, Midway, Konami, Take Two, THQ, and Namco Bandai. Since 2005, Mr. Jannetty has also been a principal in Janco Development LLC, a real estate holding and development company. Mr. Jannetty received his Bachelor of Arts degree from Fairfield University in 1974.

Information Relating to Corporate Governance and the Board of Directors

Our bylaws authorize our board of directors to appoint among its members one or more committees, each consisting of one or more directors. Our board of directors has established two standing committees: an Audit Committee and a Compensation Committee.

Our Board of Directors has adopted charters for the Audit and Compensation Committees describing the authority and responsibilities delegated to each committee by the board of directors. Our board of directors has also adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics and a Whistleblower Policy. We post on our website, at www.southpeakgames.com, the charters of our Audit and Compensation Committees and our Code of Conduct. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices set forth in this report. We intend to disclose any amendments to or waivers of a provision of our Code of Business Conduct and Ethics made with respect to our directors or executive officers on our website.

Interested parties may communicate with our board of directors or specific members of our board of directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to the board of directors of SouthPeak Interactive Corporation c/o any specified individual director or directors at the address listed herein. Any such letters will be sent to the indicated directors.

The Audit Committee

The purpose of the Audit Committee is (i) to oversee our accounting and financial and reporting processes and the audits of our financial statements, (ii) to provide assistance to our board of directors with respect to its oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function, if any, and independent registered public accounting firm, and (iii) to prepare the report required by the rules promulgated by the SEC. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our accounting and financial reporting process and audits of our financial statements on behalf of our board of directors. The Audit Committee also selects the independent auditor to conduct the annual audit of our financial statements; reviews the proposed scope of such audit; reviews our accounting and financial controls with the independent auditor and our financial accounting staff; and, unless otherwise delegated by our board of directors to another committee, reviews and approves transactions between us and our directors, officers, and their affiliates.

The Audit Committee currently consists of Messrs. Buckel and Jannetty, each of whom is an independent director under the Nasdaq Marketplace Rules and under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The board of directors previously determined that all members of the Audit Committee meet the requirements for financial literacy and that Mr. Buckel qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Buckel serves as the Chairman of the Audit Committee.

The Compensation Committee

The purpose of the Compensation Committee includes determining, or recommending to our board of directors for determination, the compensation of our chairman, chief executive officer and president and any other executive officer of ours who reports directly to the board of directors, and the members of the board of directors; determining, or recommending to the board of directors for determination, the compensation of all of our other executive officers; and discharging the responsibilities of our board of directors relating to our compensation programs and compensation of our executives. In fulfilling its responsibilities, the Compensation Committee shall also be entitled to delegate any or all of its responsibilities to a subcommittee of the Compensation Committee. Information regarding our processes and procedures for the consideration and determination of executive and director compensation is addressed in the Compensation Discussion and Analysis below. The Compensation Committee currently consists of Messrs. Buckel and Jannetty. Mr. Jannetty serves as the Chairman of the Compensation Committee.

Process for Selecting Nominees to the Board of Directors

The board of directors has no standing nominating committee. It is the board of directors’ view, given its relatively small size and independent directors, that it is sufficient to select or recommend director nominees itself. Each director has the opportunity to suggest any nominee and such suggestions are comprehensively reviewed by the independent directors. The board of directors does not have a charter for the Company’s nominating process. However, the qualities and skills sought in prospective members of the board of directors generally require that director candidates be qualified individuals who, if added to the board of directors, would provide the mix of director characteristics, experience, perspectives and skills appropriate for us. In accordance with the Corporate Governance Guidelines adopted by the board of directors, criteria for selection of candidates include, but are not limited to:

•	diversity, age, background, skills and experience deemed appropriate by the independent directors in their discretion,

•	possession of personal qualities, characteristics and accomplishments deemed appropriate by the independent directors in their discretion,

•	knowledge and contacts in the communities and industries in which we conduct business,

•	ability and willingness to devote sufficient time to serve on the board of directors and its committees,

•	knowledge and expertise in various activities deemed appropriate by the independent directors in their discretion, and

•	fit of the individual’s skills, experience and personality with those of other directors in maintaining an effective, collegial and responsive board of directors.

Such persons should not have commitments that would conflict with the time commitments of a director of the Company.

The board of directors does not have a specific policy for consideration of nominees recommended by security holders due in part to the relatively small size of the board of directors and the lack of turnover in board of directors’ membership to date. However, security holders can recommend a prospective nominee for the board of directors by writing to our corporate secretary at our corporate headquarters and providing the information required by our bylaws, along with any additional supporting materials the security holder considers appropriate. There have been no recommended nominees from security holders for election at the Annual Meeting. The Company pays no fees to third parties for evaluating or identifying potential nominees.

Board and Committee Meetings

Our board of directors held a total of six meetings during the fiscal year ended June 30, 2008, in addition to taking action by unanimous written consent on five occasions. The Audit and Compensation Committees of our board of directors were formed on August 8, 2008 and accordingly held no meeting during the fiscal year ended June 30, 2008. During the fiscal year ended June 30, 2008, no director attended fewer than 75% of the aggregate of the total number of meetings of our board of directors.

Section 16(a) Beneficial; Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Our officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We prepare Section 16(a) forms on behalf of our directors and officers based on the information provided by them.

Based solely on review of this information, we believe that, during the 2008 fiscal year, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except for (i) a Form 4 for Mr. Richard Jacinto to report the acquisition of shares that occurred on November 29, 2007, December 4, 2007, December 27, 2007, January 9, 2008, January 16, 2008, and January 18, 2008, respectively, that was reported on February 1, 2008, (ii) a Form 4 for D.B. Zwirn & Co., L.P. to report the disposition of shares that occurred on March 20, 2008 that was reported on March 24, 2008, (iii) a Form 3 for Mr. Terry Phillips to report his becoming a 10% owner that occurred on April 25, 2008 that was reported on May 13, 2008, (iv) a Form 4 for Mr. Richard Jacinto to report the disposition of shares that occurred on April 25, 2008 that was reported on May 19, 2008, (v) a Form 4 for Dr. Robert Boyle to report his resignation as director that occurred on April 28, 2008 that was reported on June 9, 2008, (vi) a Form 4 for Mr. Rahul Prakash to report his resignation as officer and director that occurred on April 28, 2008 that was reported on June 9, 2008, (vii) a Form 4 for Mr. Avinash Vashistha to report his resignation as director that occurred on May 12, 2008 that was reported on June 10, 2008, (viii) a Form 3 for Ms. Andrea Jones to report her appointment as chief financial officer that occurred on May 12, 2008 that was reported on July 2, 2008, and (ix) a Form 4 for Mr. Terry Phillips to report the gift of his shares that occurred on August 29, 2008 that was reported on September 11, 2008.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to (i) each person who served as our chief executive officer, (ii) each person who served as our chief financial officer, and (iii) our chairman for the periods ending June 30, 2008 and 2007.

Prior to the Acquisition, Rahul Prekash served as our chairman and chief executive officer, Avinash Vashistha served as our chief financial officer and executive vice president, and Abhishek Jain served as our president and secretary. Mr. Prekash resigned as our chairman and chief executive officer on April 28, 2008 and Mr. Jain was appointed to fill the vacancies and served as our chairman and chief executive officer until the closing of the Acquisition.

After the Acquisition was consummated on May 12, 2008 and for the remainder of our fiscal year ended June 30, 2008, Terry Phillips served as our chairman, Melanie Mroz served as our president and chief executive officer and Andrea Jones served as our chief financial officer and treasurer. These three individuals are referred to as our “named executive officers” herein.

Prior to the Acquisition, the executive officers of SouthPeak were: Terry Phillips, managing member, Melanie Mroz, chief executive officer and Andrea Jones, chief financial officer. Prior to January 1, 2008, Mr. Phillips and Ms. Mroz did not receive compensation for services rendered to SouthPeak. Prior to the Acquisition, SouthPeak paid Phillips Sales, Inc., an affiliate of Mr. Phillips, for office space and staff services. For the years ended June 30, 2008 and 2007, SouthPeak paid Phillips Sales, Inc. $920,930 and $1,183,195, respectively. This arrangement ceased on December 31, 2007.

Prior to the Acquisition, no executive officers received compensation for services rendered to the pre-Acquisition Company. Prior to the Acquisition, we paid $7,500 per month to Everest Telecom LLC, an affiliate of Mr. Prekash, for office space and certain office and administrative services. This arrangement ceased in April 2008.

Since the Acquisition, our current executive compensation programs are determined and approved by the Compensation Committee of the board of directors. None of the named executive officers are members of the Compensation Committee. Our Chairman recommends to the Compensation Committee salary, cash incentive awards, equity-based awards and long-term compensation levels for executives, including the other named executive officers. Our other named executive officers do not currently have any role in determining or recommending the form or amount of compensation paid to our named executive officers.

Executive Compensation Program Objectives and Overview

It is our intent that our executive compensation programs achieve three fundamental objectives: (i) attract, motivate and retain qualified executives; (ii) hold executives accountable for performance; and (iii) align executives’ interests with the interests of our stockholders. In structuring our executive compensation programs, we intend to be guided by the following basic philosophies:

•	Competition. We should provide competitive compensation opportunities so that we can attract, motivate and retain qualified executives.

•	Pay for Performance. A substantial portion of compensation should be tied to our (and/or particular department or segment) and individual performance.

•
Alignment with Stockholder Interests. A substantial portion of compensation should be contingent on our performance. As an executive officer’s level of responsibility increases, a greater portion of the officer’s total compensation should be dependent on our performance.

As described in more detail below, the material elements of our executive compensation program will include some or a mix of the following, at the discretion of the Compensation Committee: a base salary, an annual cash incentive bonus opportunity, and a performance equity plan component. We believe that these elements of our executive compensation program will help us to achieve one or more of our compensation objectives. The executive compensation program is intended to attract, motivate and retain qualified executives. The base salary is the element of our current executive compensation program where the value of the benefit in any given year is generally not variable. We anticipate that any bonus awarded in any given year will depend on the performance of the individual and our performance. We believe that in order to attract, motivate and retain top-caliber executives, we need to provide executives with predictable benefit amounts that reward the executive’s continued service. The base salaries are paid out on a short-term or current basis. Any bonuses would generally be paid out on a short-term basis, such as at year end or upon completion of significant projects. Performance equity awards would generally be made on a longer-term basis. We believe that a mix of longer-term and short-term elements will allow us to achieve our dual goals of attracting and retaining executives (with the longer-term benefits geared toward retention and the short-term awards focused on recruitment).

Our cash incentive bonus opportunity would be primarily intended to hold executives accountable for performance, although we also believe it would align our executives’ interests with those of our stockholders and help us attract, motivate and retain executives. Our performance equity incentives would also be primarily intended to align our executives’ interests with those of our stockholders, although we believe they would help hold executives accountable for performance and help us motivate and retain executives.

These compensation elements are intended to create a total compensation package for each executive that we believe will achieve our compensation objectives and provide competitive compensation opportunities.

We have employment agreements with Terry Phillips, our Chairman, and Melanie Mroz, our president and chief executive officer.

Current Executive Compensation Program Elements

Base Salaries

As discussed above, the Compensation Committee was established following the Acquisition. Accordingly, compensation for the named executive officers prior to the Acquisition was determined by arrangements in effect between SouthPeak and such named executive officer, as determined by Terry Phillips. Mr. Phillips and Ms. Mroz did not receive salaries prior to the Acquisition, but the employment agreements we entered into with each of them as of May 12, 2008 provides for minimum base salaries. For a more complete description of current employment agreements with Mr. Phillips and Ms. Mroz, see “Description of Employment Agreements” below.

On a going-forward basis, the Compensation Committee plans to review and approve base salaries for executives, including named executive officers, annually and in connection with promotions or other changes in responsibilities. The Compensation Committee will generally review the base salaries for each executive in the first quarter of each year to set salaries, and intends to consider market data, individual compensation history, pay in relation to our other executives, tax deductibility, individual job performance and future potential, as well as evaluations and recommendations by senior management in determining base salary. The weight given to each of these factors may differ from individual to individual, as the Compensation Committee deems appropriate.

Annual Bonus Awards

There were no annual or other bonuses awarded to the named executive officers for the year ended June 30, 2008. However, going forward, a portion of compensation for executive officers may be based on our financial performance. Executives will be eligible for annual cash incentive bonus awards.

Long-Term Equity Incentive Awards

The Compensation Committee has the authority to grant stock options, restricted stock and other awards under our 2008 Equity Incentive Compensation Plan to executives. Prior to the Acquisition, there was no long-term equity incentive award program.

The Compensation Committee believes that the executives’ long-term compensation should be directly linked to the value provided to our stockholders. Consequently, the Compensation Committee will consider establishing in 2008 a performance-based program whereby executives’ long-term compensation may be awarded in the form of stock options and/or restricted stock, at the discretion of the Compensation Committee. The number of shares of our common stock subject to each award will be intended to create a meaningful opportunity for stock ownership in light of the executive’s current position with us, the size of comparable awards to comparable executives at our peer group companies, and the individual’s personal performance.

Severance and Other Benefits Upon Termination of Employment

The employment agreements with Terry Phillips, our chairman, and Melanie Mroz , our president and chief executive officer, contain certain terms and conditions relating to payments and continuation of health benefits in the event of the severance of their employment with us. The specific terms and conditions relating to severance payments for Mr. Phillips and Ms. Mroz are summarized below and graphically displayed in the section entitled “Potential Payments Upon Termination.” There are no provisions with respect to severance payments in any other employment agreement for our named executive officers. We are not and were not a party to any other change in control agreements or other severance arrangements.

In order to support our compensation objective of attracting, retaining and motivating qualified executives, we believe that, in certain cases, we may decide to provide executives with severance protections upon certain types of termination. These severance protections would be negotiated on an individual by individual basis.

Option Grant Practices and Policies

It is intended to be the practice of the Compensation Committee to grant stock options under the 2008 Equity Incentive Compensation Plan with an exercise price equal to or greater than the closing price of our common stock on the date of grant.

Compensation Committee Report on Executive Compensation

The Compensation Committee has certain duties and powers as described in its Charter. The Compensation Committee is currently composed of the two non-employee directors named at the end of this report, each of whom is independent as defined by Nasdaq Marketplace Rules.

The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the Exchange Act and, based on such review and discussions, the Compensation Committee has recommended to our board of directors that the Compensation Discussion and Analysis section be included in this annual report on Form 10-K, as filed with the SEC.

By the Compensation Committee,

Louis M. Jannetty, Chairman
David Buckel

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serve as a member of the compensation committee of any other company that has an executive officer serving as a member of our board of directors. None of our executive officers serve as a member of the board of directors of any other company that has an executive officer serving as a member of our Compensation Committee.

Summary Compensation Table

The following table sets forth the fiscal years ended June 30, 2008 and 2007 compensation information for: (i) each person who served as our chief executive officer at any time during the periods covered, (ii) each person who served as our chief financial officer at any time during the periods covered; and (iii) our chairman.

				All Other
Name and Position	Year	Salary		Compensation		Total

Terry Phillips,	2008	$50,000	(3)	$9,904	(4)	$59,904
Chairman (1)(2)	2007	$-		$-		$-
Melanie Mroz,	2008	$75,000	(6)	$6,928	(7)	$81,928
President, Chief Executive Officer and Director (1)(5)	2007	$-		$-		$-
Andrea Gail Jones,	2008	$105,000		$42,562	(9)	$147,562
Chief Financial Officer and Treasurer (1)(8)	2007	$3,500		$-		$3,500
Rahul Prekash,	2008	$-		$-		$-
Former Chairman and Chief Executive Officer (10)	2007	$-		$-		$-
Avinash Vashistha	2008	$-		$-		$-
Former Chief Financial Officer, Executive Vice President and Director (11)	2007	$-		$-		$-
Abhishek Jain,	2008	$-		$-		$-
Former Chairman, Chief Executive Officer, President, Secretary and Director (12)	2007	$-		$-		$-

(1)	Includes compensation paid by SouthPeak Interactive, L.L.C. prior to the Acquisition on May 12, 2008.

(2)	Prior to May 12, 2008, Mr. Phillips served as the managing member of SouthPeak Interactive, L.L.C. Mr. Phillips began as our Chairman on May 12, 2008. Mr. Phillips’ salary is $100,000 a year.

(3)	Amount reported includes $37,500 in distributions paid by SouthPeak Interactive, L.L.C. to Mr. Phillips as member distributions between January and May 2008.

(4)
Amount reported includes $9,854 for the employee portion of health, dental and long-term care insurance premiums paid by us on the individual’s behalf, and $50 for life and accidental death insurance premium paid by us on the individual’s behalf.

(5)
Prior to May 12, 2008, Ms. Mroz served as Chief Executive Officer of SouthPeak Interactive, L.L.C. Ms. Mroz began as our President, Chief Executive Officer and Director on May 12, 2008. Ms. Mroz’s salary is $150,000 a year.

(6)	Amount reported includes $56,250 in distributions paid by SouthPeak Interactive, LLC to Ms. Mroz as member distributions between January and May 2008.

(7)	Amount reported represents the employee portion of health and dental insurance premiums paid by us on the individual’s behalf.

(8)
Ms. Jones began as the Chief Financial Officer of SouthPeak Interactive, L.L.C. on June 20, 2007. Ms. Jones began as our Chief Financial Officer and Treasurer on May 12, 2008. Ms. Jones’ salary is $105,000 a year.

(9)
Amount reported includes $31,855 of additional compensation paid for work related to the preparation of financial reports and securities filings and $10,707 for the employee portion of health insurance premiums paid by us on the individual’s behalf.

(10)
Mr. Prekash served as our Chairman and Chief Executive Officer from our formation until April 28, 2008, but received no compensation from us in connection with his service as an executive or Chairman. Mr. Prekash resigned as our Chairman and Chief Executive Officer effective April 28, 2008.

(11)
Mr. Vashistha served as our Chief Financial Officer, Executive Vice President and Director from our formation until April 28, 2008, but received no compensation from us in connection with his service as an executive or Director. Mr. Vashistha resigned as our Chairman and Chief Executive Officer effective May 12, 2008.

(12)
Mr. Jain served as our President and Secretary from our formation until May 12, 2008, our Chairman and Chief Executive Officer from April 28, 2008 until May 12, 2008 and one of our Directors from our formation until August 8, 2008, but received no compensation from us in connection with his service as an executive or Director. Mr. Jain resigned as our Chairman, Chief Executive Officer, President and Secretary effective May 12, 2008, and he resigned as one of our Directors effective August 8, 2008.

Director Compensation and Other Information

Beginning October 1, 2008, for fiscal year 2009 we will compensate non-employee members of our board of directors through a mixture of cash and equity-based compensation. We will pay each non-employee director an annual retainer consisting of $5,000 cash, 5,000 shares of restricted stock vesting in one year and 5,000 options to purchase our common stock vesting in one year. To the extent that a non-employee director serves for less than the full fiscal year, he or she would receive a pro-rated portion of the annual retainer equal to the proportionate amount of the fiscal year for which he or she served as a director. We reimburse our directors for reasonable travel and other expenses incurred in connection with attending meetings of our board of directors. Employees who also serve as directors receive no additional compensation for their services as a director.

The following table sets forth the compensation earned by our non-employee directors in the fiscal year ended June 30, 2008.

Name (1)	Total

Dr. Brian Boyle (2)	$-

(1)	On August 8, 2008, the board of directors appointed David Buckel and Louis M. Jannetty as non-employee members of our board of directors

(2)
Dr. Brian Boyle served as one of our Directors from our formation until April 28, 2008, but received no compensation from us in connection with his service as a Director. Dr. Brian Boyle resigned as one of our Directors effective April 28, 2008.

Employment Arrangements with Executive Officers

In May 2008, we entered into an employment agreement with Terry Phillips, pursuant to which Mr. Phillips serves as our chairman. The employment agreement has an initial term of three years, and will automatically renew for successive additional one-year periods thereafter unless either we or Mr. Phillips notifies the other that the term will not be extended. Mr. Phillips receives an initial salary of $100,000 per year, and is also eligible to receive bonuses and equity awards that may be granted by our board of directors or its compensation committee. The employment agreement provides for continuation of salary and benefits for a period of three months upon the termination other than for cause (as defined in the agreement) of Mr. Phillips’s employment and continuation of salary for a period of three months upon the termination of Mr. Phillip’s employment due to disability.

In May 2008, we entered into an employment agreement with Melanie Mroz, pursuant to which Ms. Mroz serves as our president and chief executive officer. The employment agreement has an initial term of three years, and will automatically renew for successive additional one-year periods thereafter unless either we or Ms. Mroz notifies the other that the term will not be extended. Ms. Mroz receives initial salary of $150,000 per year, and is also eligible to receive bonuses and equity awards that may be granted by our board of directors or its compensation committee. The employment agreement provides for continuation of salary and benefits for a period of three months upon the termination other than for “cause” (as defined in the agreement) of Ms. Mroz’s employment and continuation of salary for a period of three months upon the termination of Ms. Mroz’s employment due to disability.

Potential Payments upon Termination

We are not a party to any employment agreement providing for payments with respect to an event that may constitute a “change of control.”

Mr. Phillips and Ms. Mroz are entitled to receive their applicable base salary and health benefits for three months following termination of employment other than for “cause.” Mr. Phillips and Ms. Mroz are entitled to receive their applicable base salary for three months following termination of employment due to disability.

Termination of Employment by the Company other than for “Cause” (1)

	Continuation of	Continuation of
Name	Salary	Health Benefits	Total

Terry Phillips	$25,000	$4,332	$29,332
Melanie Mroz	$37,500	$3,021	$40,521

Termination of Employment due to Disability (2)

	Continuation of	Continuation of
Name	Salary	Health Benefits	Total

Terry Phillips	$25,000	$-	$25,000
Melanie Mroz	$37,500	$-	$37,500

(1)
Under the employment agreements, each executive may be terminated for “cause” if such executive: (i) commits a material breach of (a) his or her obligations or agreements under his or her employment agreement or (B) any of the covenants regarding non-disclosure of confidential information, assignment of intellectual property rights, non-competition and/or non-solicitation applicable to such executive under any stock option agreement or other agreement entered into between the executive and the Company; (ii) willfully neglects or fails to perform his or her material duties or responsibilities to the Company, such that the business or reputation of the Company is (or is threatened to be) materially and adversely affected; (iii) commits an act of embezzlement, theft, fraud or any other act of dishonesty involving the Company or any of its customers; or (iv) is convicted of or plead guilty or no contest to a felony or other crime that involves moral turpitude.

(2)
Under the employment agreements, each executive may be terminated due to disability if such executive: (i) is unable, despite whatever reasonable accommodations the law requires, to render services to the Company for more than 90 consecutive days because of physical or mental disability, incapacity, or illness, or (ii) is found to be disabled within the meaning of the Company’s long-term disability insurance coverage as then in effect (or would be so found if he or she applied for the coverage or benefits).

We anticipate that we will generally enter into negotiated severance and release agreements with an executive upon the event of termination of an executive without cause.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our common stock as of September 30, 2008, by:

•	each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 36,019,100 shares of common stock outstanding as of September 30, 2008.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of September 30, 2008, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the persons below is c/o SouthPeak Interactive Corporation, 2900 Polo Parkway, Midlothian, Virginia 23113.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
	Owned	Shares

Executive Officers and Directors
Terry Phillips	17,238,660	47.9%
Melanie Mroz	3,500,000	9.7%
Andrea Gail Jones	5,500	*
Louis M. Jannetty (1)	-	-
David Buckel (2)	-	-
All executive officers and directors as a group (5 persons)	20,744,160	57.8%

Other 5% Stockholders
Greg Phillips	10,500,000	29.2%
Kathleen Morgan(3)	3,500,000	9.7%
Hummingbird Management, L.L.C.(4)	4,091,030	10.2%
Pentagram Partners, L.P.(5)	3,516,100	8.9%

*	Less than 1% of the outstanding shares of common stock.

(1)	The address of Mr. Jannetty is 10 Cordage Park Circle, Suite 235, Plymouth, Massachusetts 02360.

(2)	The address of Mr. Buckel is 1065 Admiral Crossing, Alpharetta, Georgia 30005.

(3)	The address of Ms. Morgan is 24743 Senda Pajaro, Calabasas, California 91302.

(4)
Includes 2,700,000 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock and 1,350,030 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants, held by Hummingbird Value Fund, L.P. (“HVF”), Hummingbird Microcap Value Fund, L.P. (“Microcap Fund”), Hummingbird SPAC Partners, L.P. (“SPAC”), Hummingbird Concentrated Fund, L.P. (“Concentrated”) and Tarsier Nanocap Value Fund, L.P. (“Tarsier” together with HVF, Microcap Fund, SPAC and Concentrated, the “Hummingbird Funds”). As investment manager of the Hummingbird Funds, Hummingbird Management, LLC (“Hummingbird”) may be deemed to have the sole voting and investment authority over the shares of common stock and Series A Convertible Preferred Stock, and warrants owned by the Hummingbird Funds. The managing member of Hummingbird is Paul Sonkin. Mr. Sonkin, as the managing member and control person of Hummingbird, may be deemed to have the sole voting and investment authority over the shares of common stock and Series A Convertible Preferred Stock, and the warrants beneficially owned by Hummingbird. Hummingbird Capital, LLC (“HC”), as the general partner of each of the Hummingbird Funds, may be deemed to have the sole voting and investment owned by the Hummingbird Funds. Each of Hummingbird, Mr. Sonkin and HC disclaim any beneficial ownership of the shares of common stock and Series A Convertible Preferred Stock, and the warrants owned by the Hummingbird Funds. The business address of Hummingbird Manage, LLC is 460 Park Avenue, 12th Floor, New York, New York 10022. The foregoing information is derived from a Schedule 13D filed on May 23, 2008.

(5)
Includes 2,250,000 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock and 1,131,100 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants. Richard Jacinto, II is the General Partner of Pentagram Partners, L.P. and consequently may be deemed to be the beneficial owner of its holdings by virtue of controlling the voting and dispositive powers of Pentagram Partners, L.P. The business address of Pentagram Partners, L.P. is 630 Fifth Avenue, 20th Floor, New York, New York 10111. The foregoing information is derived from a Schedule 13G filed on June 17, 2008.

Equity Compensation Plan Information

The following table sets forth certain information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	Number of Securities	Weighted Average
	to be Issued Upon	Exercise Price of	Number of
	Exercise of Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Remaining Available
Plan Category	and Rights	and Rights	for Future Issuance

Equity compensation plans approved by security holders	-	-	5,000,000
Equity compensation plans not approved by security holders	-	-	-

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than the transactions described under the heading “Executive Compensation” set forth in Part III, Item 11 of this report (or with respect to which such information is omitted in accordance with SEC regulations) and the transactions described below, since July 1, 2005 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Unless specifically delegated by our board of directors to the Compensation Committee, our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to the board of directors, or approving, any contracts or other transactions with any of our current or former executive officers.

On June 5, 2008, we sold 500,000 shares of our Series A preferred stock for aggregate consideration of $500,000 to WTP Capital, LLC. Abhishek Jain is the chief executive officer and a member of WTP Capital, LLC and was a director of ours at the time of the sale.

On January 1, 2008, SouthPeak entered into a three year lease for office space for our headquarters in Midlothian, Virginia. The lease is with Phillips Land, L.C., an organization in which Terry Phillips and Greg Phillips each beneficially own 50%. The rent is $7,542 per month. The terms of the lease are superior to those terms available from non-affiliates sources in that the price per square foot is equal to prevailing rates and the lease is not personally guaranteed by our management.

On January 1, 2008, SouthPeak leased office space in our Grapevine, Texas office to Phillips Sales, Inc., an organization in which Terry Phillips and Greg Phillips collectively own 5%. Terry Phillips is the managing member of Phillips Sales. The lease agreement provides for a term of three years and a rent of $1,302.50 per month. The terms of the lease are equal to those terms available to non-affiliates sources in that the price per square foot is equal to prevailing rates.

For the year ended June 30, 2008, SouthPeak paid a consulting fee for office space and staff services that approximated market prices to Phillips Sales. For the period from July 1, 2005 to December 31, 2006, the consulting fee was equal to 10% of net revenues of SouthPeak. The consulting fee for the period January 1, 2007 through June 30, 2007 was based on the actual costs the organization incurred in providing office space and staff services.. For the years ended June 30, 2008, 2007 and 2006, SouthPeak incurred consulting fees of $920,930, $1,183,195 and $652,582, respectively. At June 30, 2008 and 2007, SouthPeak had consulting fees payable of $0 and $650,889, respectively. SouthPeak terminated its consulting fee arrangement with Phillips Sales, Inc. as of December 31, 2007.

SouthPeak has paid sales commissions, upon the sale of products, to Phillips Sales and West Coast Sales, Inc., an organization in which Terry Phillips indirectly owns 37.5%. Terry Phillips is the managing member of West Coast Sales. Such commissions approximated market rates and equaled $433,370, $116,413 and $20,997 for the years ended June 30, 2008, 2007 and 2006, respectively. The sales commission arrangements, which were negotiated at arms-length, are materially and substantially the same as SouthPeak’s sales commission arrangements with unrelated parties.

Kathleen Morgan, a former member of SouthPeak, was paid consulting fees in the amount of $5,000 and $61,400 for the years ended June 30, 2007 and 2006, respectively. Such fees were paid in connection with the development and execution of contracts with third party videogame developers. This consulting fee arrangement was terminated as of June 30, 2007.

SouthPeak received advances from West Coast Sales, Eastern Sales, LLC, an organization 50% owned by Terry Phillips, Capital Distributing, LLC, an organization 22.74% owned by Terry Phillips and 22.74% by Greg Phillips, and Phillips Sales, Inc. The following table sets forth the amount of principal advanced by each entity, the amount of principal repaid to each entity, the amount of principal outstanding for each entity at period end and the largest amount of principal outstanding for each entity during the period for the years ended June 30, 2008, 2007 and 2006:

	Year ended June 30, 2008
	Amount of Principal Outstanding at Beginning of Year	Amount of Principal Advanced During Year	Amount of Principal Repaid During Year (1)	Amount of Principal Outstanding at Year End	Largest Principal Amount Outstanding During Year (1)
Capital Distributing	$20,000	$-	$20,000	$-	$20,000

	Year ended June 30, 2007
	Amount of Principal Outstanding at Beginning of Year	Amount of Principal Advanced During Year	Amount of Principal Repaid During Year (1)	Amount of Principal Outstanding at Year End	Largest Principal Amount Outstanding During Year (1)
Eastern Sales	$155,000	$311,840	$466,840	$-	$270,920
Capital Distributing	$25,000	$55,000	$60,000	$20,000	$35,000
Phillips Sales	$380,000	$60,000	$440,000	$-	$380,000

	Year ended June 30, 2006
	Amount of Principal Outstanding at Beginning of Year	Amount of Principal Advanced During Year	Amount of Principal Repaid During Year (1)	Amount of Principal Outstanding at Year End	Largest Principal Amount Outstanding During Year (1)
West Coast Sales(1)	$-	$104,000	$104,000	$-	$84,000
Eastern Sales(1)	$-	$745,000	$590,000	$155,000	$480,000
Capital Distributing(1)	$-	$61,000	$36,000	$25,000	$98,000
Phillips Sales(1)	$-	$705,000	$325,000	$380,000	$530,000

(1)	In some periods, multiple advances and repayments were made, and therefore the amounts repaid during the period may exceed the largest principal amount outstanding.

The advances were made on a short-term basis to meet certain cash flow needs of SouthPeak, in many cases related to advanced payments to videogame developers. The terms of the advances were superior to those terms available from non-affiliates sources in that no interest was charged or paid on the principal amounts advanced and the outstanding principal amounts were not secured by any assets of SouthPeak.

During the years ended June 30, 2008 and 2007, SouthPeak received certain short-term advances from Terry Phillips, our chairman. These advances were unsecured and bore interest at the rate of 8% per annum. Interest expense under these advances was $19,587, $4,164 and $0 for the years ended June 30, 2008, 2007 and 2006, respectively. The amount of principal advanced by Mr. Phillips was $0 and $1,552,328 for the years ended June 30, 2008 and 2007, respectively. The amount of principal repaid to Mr. Phillips for the years ended June 30, 2008 and 2007 was $277,328 and $1,275,000, respectively. At June 30, 2008 and 2007, the amount due to Mr. Phillips was $0 and $277,328, respectively. The largest amount of principal outstanding for these advances was $277,328 and $1,000,000 for the years ended June 30, 2008 and 2007, respectively. The advances were paid in full on September 7, 2007. The advance was made on a short-term basis to meet certain cash flow needs of SouthPeak. The terms of the advance were superior to those terms available from non-affiliates sources in that the interest rate was equal to prevailing commercial rates and the outstanding principal amount was not secured by any assets of SouthPeak.

In connection with SouthPeak borrowing funds pursuant to a line of credit, Terry Phillips, our chairman and 10% owner of our capital stock, and Greg Phillips, a 10% owner of our capital stock, provided personal guarantees and pledged personal assets to collateralize the line of credit.

In connection with SouthPeak entering into a mortgage payable to purchase a building in Grapevine, Texas, Terry Phillips, our chairman and 10% owner of our capital stock, and Greg Phillips, a 10% owner of our capital stock, personally guaranteed the mortgage note.

In August 2005, we issued 100 shares of common stock for $500 in cash, or a purchase price of $5.00 per share. We also issued 1,537,500 Class W warrants and 1,537,500 Class Z warrants for $153,750 in cash, at a purchase price of $0.05 per warrant. These securities were issued to the individuals and entities set forth below, as follows:
Name	Number of Shares of Common Stock		Number of Class W Warrants		Number of Class Z Warrants		Relationship to the Company (1)
Rahul Prakash	0		583,710		583,710		Former Chairman of the Board and Chief Executive Officer
Abhishek Jain	100	(2)	363,260	(2)	363,260	(2)	Former President, Secretary and Director
Avinash Vashistha	0		363,260	(3)	363,260	(3)	Former Executive Vice President, Chief Financial Officer and Director
Dr. Brian Boyle	0		145,300		145,300		Former Director

(1) Each of the officers and directors resigned from their applicable position(s) with the Company between May and August, 2008.

(2) These shares and warrants were acquired by WTP Capital, LLC, of which Mr. Jain is the chief executive officer and a member.

(3) These warrants were acquired by Tholons Capital LLC, of which Mr. Vashistha is President and a member.

Our initial securityholders agreed, pursuant to a letter agreement between us and HCFP/Brenner Securities LLC, or HCFP/Brenner, the representative of the underwriters in our initial public offering, not to sell any of the foregoing securities until the completion of a business combination. In addition, WTP Capital, LLC, the sole holder of our common stock outstanding prior to our initial public offering, of which Mr. Jain is chief executive officer and a member, has agreed to waive its right to participate in any liquidation distribution with respect to shares of common stock acquired by it prior to our initial public offering. Each of the letter agreements entered into by our initial securityholders terminated pursuant to their terms in April 2008.

Everest Telecom LLC, an affiliate of Mr. Prakash, agreed that until the acquisition of a target business, it will make available to us office space and certain office and administrative services, as we may require from time to time. We agreed to pay Everest Telecom $7,500 per month for these services. Mr. Prakash is its President and chief executive officer and member owns approximately 90% of Everest Telecom. Consequently, Mr. Prakash will benefited from this transaction to the extent of his interests in Everest Telecom. We believe, based on rents and fees for similar services in the northern Virginia area, that the fees charged by Everest Telecom were at least as favorable as we could have obtained from an unaffiliated person. This arrangement terminated pursuant to its terms in April 2008.

Our initial securityholders advanced a total of $52,500 to us in August 2005 to cover expenses related to our initial public offering. We issued notes to them which were repaid from the proceeds of our initial public offering that are not held in trust.

Prior to the Acquisition, we reimbursed our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

Other than the $7,500 per-month administrative fee paid to Everest Telecom and reimbursed out-of-pocket expenses paid to our officers and directors prior to the Acquisition, prior to the Acquisition no compensation or fees of any kind, including finder’s and consulting fees, will be paid to any of our initial securityholders, officers or directors or to any of their affiliates. From the consummation of our initial public offering through June 30, 2008, we paid an aggregate of $181,725 to Everest Telecom.

Director Independence

Our board of directors has determined, after considering all the relevant facts and circumstances, that each of Messrs. Buckel and Jannetty are independent directors, as “independence” is defined in the Nasdaq Marketplace Rules, because they have no relationship with us that would interfere with their exercise of independent judgment.

Item 14.   Principal Accountant Fees and Services

Marcum & Kliegman LLP, an independent registered public accounting firm, has audited SouthPeak’s consolidated financial statements for the fiscal years ended June 30, 2007 and 2006.

On July 25, 2008, we retained Reznick Group, P.C., an independent registered public accounting firm, as our auditors for the fiscal year ended June 30, 2008. We anticipate that the Reznick Group, P.C. will provide assistance during fiscal year 2009 with respect to review of our quarterly filings with the SEC. However, we, in consultation with the Audit Committee, have not yet selected an independent auditor with respect to the audit of its 2009 consolidated financial statements. We anticipate completing the selection of an independent auditor for the audit of our 2009 consolidated financial statements in consultation with the Audit Committee during the fourth quarter of fiscal year 2009.

The aggregate fees billed to SouthPeak by Marcum & Kliegman LLP for the fiscal years ended June 30, 2008 and 2007 are as follows:

	2008	2007

Audit Fees	$111,000	$369,000
Audit-Related Fees	$-	$-
Total	$111,000	$369,000

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements.

(2)
Audit-Related Fees consist of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the category “Audit Fees.”

The aggregate fees billed to us by Reznick Group, P.C. for the fiscal year ended June 30, 2008 are as follows:

2008

Audit Fees	$60,000
Audit-Related Fees	$–
Total	$60,000

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements.

(2)
Audit-Related Fees consist of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the category “Audit Fees.”

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit-related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accounting firm. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate to management the pre-approval of services to be performed by the independent registered public accounting firm.

Our Audit Committee requires that our independent registered public accounting firm, in conjunction with our chief financial officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm for the year ended June 30, 2008;

Consolidated balance sheets as of June 30, 2008 and 2007;

Consolidated statements of operations for the years ended June 30, 2008, 2007 and 2006;

Consolidated statements of cash flows for the years ended June 30, 2008, 2007 and 2006;

Consolidated statements of shareholders’ equity (deficit) for the years ended June 30, 2008, 2007 and 2006; and

Notes to consolidated financial statements.

All other financial schedules are not required under the related instructions or are inappropriate and therefore have been omitted.

(b)	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHPEAK INTERACTIVE CORPORATION

By:	/s/ Melanie Mroz
Melanie Mroz
President and Chief Executive Officer
Date: October 6, 2008

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS that each person whose signature to this registration statement appears below hereby constitutes and appoints each of Terry Phillips and Melanie Mroz as such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, and does hereby grant unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TERRY PHILLIPS	Chairman of the Board	October 6, 2008
Terry Phillips

/s/ MELANIE MROZ	President, Chief Executive Officer and Director	October 6, 2008
Melanie Mroz	(Principal Executive Officer)

/s/ ANDREA GAIL JONES	Chief Financial Officer and Treasurer	October 6, 2008
Andrea Gail Jones	(Principal Financial and Accounting Officer)

/s/ DAVID BUCKEL	Director	October 6, 2008
David Buckel

/s/ LOUIS M. JANNETTY	Director	October 6, 2008
Louis M. Jannetty

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
SouthPeak Interactive Corporation:

We have audited the accompanying consolidated balance sheet of SouthPeak Interactive Corporation and its subsidiaries as of June 30, 2008, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SouthPeak Interactive Corporation and its subsidiaries as of June 30, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Vienna, Virginia
October 3, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SouthPeak Interactive Corporation

We have audited the accompanying consolidated balance sheet of SouthPeak Interactive, L.L.C. and Subsidiary (the “Company”) as of June 30, 2007, and the related consolidated statements of operations, changes in members’ equity (deficiency) and cash flows for the years ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SouthPeak Interactive, L.L.C. and Subsidiary as of June 30, 2007, and the results of their operations, and their cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has retroactively adjusted its June 20, 2007 and 2006 consolidated financial statements for the effects of the reverse acquisition disclosed therein.

/s/ Marcum & Kliegman, LLP

New York, New York
January 10, 2008, except for Note 1, regarding Inventories as to which the date is February 29, 2008 and October 6, 2008, as to the effect of the reverse acquisition discussed in Note 1 “Operations”

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	June 30, 2007

Assets

Current assets:
Cash and cash equivalents	$4,095,036	$510,265
Restricted cash	139,104	-
Accounts receivable, net of allowances of $1,108,465 and $1,943,626 at June 30, 2008 and 2007, respectively	13,665,332	4,864,485
Inventories	6,538,644	839,436
Current portion of advances on royalties	3,321,954	1,461,443
Current portion of intellectual property licenses	133,458	-
Related party receivables	48,243	-
Prepaid expenses and other current assets	1,281,371	72,822

Total current assets	29,223,142	7,748,451

Property and equipment, net	1,679,434	143,197
Advances on royalties, net of current portion	1,053,500	-
Intellectual property licenses, net of current portion	1,311,542	-
Other assets	12,690	3,959

Total assets	$33,280,308	$7,895,607

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Line of credit	$4,851,819	$4,822,872
Current maturities of mortgage payable	24,252	-
Accounts payable	14,254,085	1,964,019
Accrued royalties	523,013	1,046,505
Accrued expenses and other current liabilities	1,456,915	633,859
Due to shareholders	228,998	277,328
Due to related parties	15,658	40,793
Accrued expenses - related party	4,182	650,889
Total current liabilities	21,358,922	9,436,265

Mortgage payable, net of current maturities	1,038,140	-
Total liabilities	22,397,062	9,436,265

Commitments and contingencies	-	-

Shareholders’ equity (deficit):

Preferred stock, $.0001 per value; 5,000,000 shares authorized; no shares issued at June 30, 2008	-	-
Series A convertible preferred stock, $.0001 par value per share; aggregate liquidation preference of $12,984,833; 15,000,000 shares authorized; 12,984,833 shares issued and outstanding at June 30, 2008	1,298	-
Common stock, $.0001 par value, 90,000,000 shares authorized; 35,920,100 shares issued and outstanding at June 30, 2008	3,592	3,500
Additional paid-in capital	20,825,105	(3,500)
Accumulated deficit	(9,796,709)	(1,716,324)
Accumulated other comprehensive income (loss)	(150,040)	175,666

Total shareholders’ equity (deficit)	10,883,246	(1,540,658)
Total liabilities and shareholders’ equity (deficit)	$33,280,308	$7,895,607

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2008	2007	2006

Net revenues	$40,153,094	$12,544,046	$6,235,148

Cost of goods sold:
Product costs	22,280,392	6,451,566	3,502,832
Royalties	4,924,967	1,864,277	1,843,977

Total cost of goods sold	27,205,359	8,315,843	5,346,809

Gross profit	12,947,735	4,228,203	888,339

Operating expenses:
Warehousing and distribution	468,008	502,132	62,197
Sales and marketing	4,257,290	2,128,025	587,667
Transaction costs	1,579,946	-	-
General and administrative	3,827,621	2,276,818	1,007,248

Total operating expenses	10,132,865	4,906,975	1,657,112

Income (loss) from operations	2,814,870	(678,772)	(768,773)

Interest expense	1,191,014	187,440	138,672

Income (loss) before income taxes	1,623,856	(866,212)	(907,445)
Income tax expense	70,298	-	-

Net income (loss)	1,553,558	(866,212)	(907,445)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	8,405,383	-	-

Net loss attributable to common shareholders	$(6,851,825)	$(866,212)	$(907,445)

Basic earnings (loss) per share:	$(.20)	$(.02)	$(.03)
Diluted earnings (loss) per share:	$(.20)	$(.02)	$(.03)

Basic earnings per share, weighted-average shares outstanding:	35,125,697	35,000,000	35,000,000
Dilutive effect of warrants and convertible preferred stock	1,716,809	-	-

Diluted earnings per share, weighted-average shares outstanding	36,842,506	35,000,000	35,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ending June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,553,558	$(866,212)	$(907,445)
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	92,668	27,057	23,432
Allowances for price protection, returns, doubtful accounts and defective merchandise	(835,161)	1,158,504	785,122
Loss on disposal of property and equipment	-	19,167	-
Non-cash expenses related to the issuance of stock and warrants	800,656	-	-

Change in operating assets and liabilities:
Accounts receivable	(8,236,494)	(3,931,200)	(2,876,911)
Inventories	(5,699,208)	(450,889)	(388,547)
Advances on royalties	(2,914,011)	(552,393)	(909,050)
Intellectual property licenses	(1,360,000)	-	-
Related party receivables	(48,243)	-	-
Prepaid expenses and other current assets	(1,206,099)	6,869	(79,691)
Accounts payable	12,290,066	616,610	1,347,409
Accrued royalties	(523,492)	196,505	850,000
Accrued expenses - related party	(646,707)	115,333	535,556
Accrued expenses and other current liabilities	568,517	540,965	87,680

Total adjustments	(7,717,508)	(2,253,472)	(625,000)

Net cash and cash equivalents used in operating activities	(6,163,950)	(3,119,684)	(1,532,445)

Cash flows from investing activities:
Purchase of property and equipment	(560,455)	(111,759)	(59,678)
Security deposits	(8,731)	(271)	(3,688)
Increase in restricted cash	(139,104)	-	-
Net cash and cash equivalents used in investing activities	(708,290)	(112,030)	(63,366)

Cash flows from financing activities:
Net proceeds from (repayments of) line of credit	28,947	4,002,311	820,561
Repayments of mortgage note payable	(6,058)	-	-
Proceeds from issuance of secured term note payable	2,000,000	-	-
Net increase (decrease) in cash overdraft	-	(81,707)	81,707
Proceeds from member	-	1,002,328	-
Repayments of amounts due to shareholder	(277,328)	(725,000)	-
Proceeds from amounts due to related parties	-	1,275,133	1,772,813
Repayment of amounts due to related parties	(25,135)	(1,877,153)	(1,130,000)
Proceeds from the issuance of Series A convertible preferred stock, net of cash offering costs	9,952,936	-	-
Cash acquired in reverse merger	43,551	-	-
Distributions to shareholders	(1,205,004)	-	-

Net cash and cash equivalents provided by financing activities	10,511,909	3,595,912	1,545,081

Effect of exchange rate changes on cash and cash equivalents	(54,898)	102,471	73,195

Net increase in cash and cash equivalents	3,584,771	466,669	22,465
Cash and cash equivalents at beginning of year	510,265	43,596	21,131

Cash and cash equivalents at end of year	$4,095,036	$510,265	$43,596

Supplemental cash flow information:
Cash paid during the year for interest	$460,556	$154,797	$138,770
Cash paid during the year for taxes	$11,850	$-	$-

Supplemental disclosure of non-cash activities:
Intellectual property licenses included in accrued expenses and other current liabilities	$85,000	$-	$-
Purchase of land and building through the assumption of a mortgage note payable	$1,068,450	$-	$-
Conversion of secured term note payable to Series A convertible preferred stock	$2,000,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Common Stock		Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (loss)	Stock	(Deficit)
Balance, July 1, 2005	-	$-	35,000,000	$3,500	(3,500)	$57,333	$-	$-	$57,333
Net loss	-	-	-	-	-	(907,445)	-	-	(907,445)
Foreign currency translation adjustment	-	-	-	-	-	-	73,195	-	73,195
Comprehensive loss	-	-	-	-	-	-	-	-	(834,250)
Balance, June 30, 2006	-	-	35,000,000	3,500	(3,500)	(850,112)	73,195	-	(776,917)
Net loss	-	-	-	-	-	(866,212)	-	-	(866,212)
Foreign currency translation adjustment	-	-	-	-	-	-	102,471	-	102,471
Comprehensive loss	-	-	-	-	-	-	-	-	(763,741)
Balance, June 30, 2007	-	-	35,000,000	3,500	(3,500)	(1,716,324)	175,666	-	(1,540,658)
Net income	-	-	-	-	-	1,553,558	-	-	1,553,558
Foreign currency translation adjustment	-	-	-	-	-		(325,706)	-	(325,706)
Comprehensive income	-	-	-	-	-	-	-	-	1,227,852

Stock issuance in connection with reverse merger	-	-	920,100	92	(123,630)	-	-	-	(123,538)
Distributions	-	-	-	-	-	(1,434,002)	-	-	(1,434,002)
Capitalization of accumulated losses of limited liability company	-	-	-	-	(205,442)	205,442	-	-	-
Shareholder contribution of shares	-	-	-	-	643,418	-	-	(643,418)	-
Issuance of Series A convertible preferred stock, net of offering costs	12,984,833	1,298	-	-	11,951,638	-	-	-	11,952,936

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	-	-	-	-	8,405,383	(8,405,383)	-	-	-
Compensatory stock and warrants	-	-	-	-	157,238	-	-	643,418	800,656

	12,984,833	$1,298	35,920,100	$3,592	$20,825,105	$(9,796,709)	$(150,040)	$-	$10,883,246

The accompanying notes are an integral part of these consolidated financial statements.

 SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Operations

Global Services Partners Acquisition Corporation (“Global Services”), was organized on August 10, 2005 as a blank check company whose objective was to acquire an operating business.

On April 25, 2008, Global Services entered into an agreement (the “Acquisition”) with SouthPeak Interactive, L.L.C. The agreement provided for Global Services to issue 35,000,000 shares of common stock to the members of SouthPeak Interactive, L.L.C. in exchange for all of the membership interests in SouthPeak Interactive, L.L.C.

On May 12, 2008, the shareholders of Global Services voted in favor of the Acquisition. Subsequent to the Acquisition, SouthPeak Interactive, L.L.C.’s business activities were the activities of Global Services which changed its name to SouthPeak Interactive Corporation (“SouthPeak”). The prior members of SouthPeak Interactive, L.L.C. own a majority of the equity of SouthPeak and are responsible for carrying out its current business plan. As a result, the transaction has been treated as a reverse merger, and a capital transaction, equivalent to the issuance of stock by SouthPeak Interactive, L.L.C. for SouthPeak’s net assets and, accordingly, the historical financial statements prior to May 12, 2008 are those of SouthPeak Interactive, L.L.C. The Company has retroactively presented the reverse acquisition as if it is occurred on July 1, 2005. All shares and per share data prior to the Acquisition have been restated to reflect the stock issuances and the effect of closing of the Acquisition. Accordingly, the June 30, 2007 consolidated balance sheet (shareholders’ equity (deficit)) and the June 30, 2007 and 2006 consolidated statements of stockholders’ equity (deficit) and basic loss per share have been adjusted to reflect the effect of the aforementioned reverse acquisition.

The common stock issued or issuable to the prior members of SouthPeak Interactive, L.L.C. pursuant to the Acquisition is subject to certain transfer restrictions until the first anniversary of the closing of the Acquisition pursuant to a lock-up agreement with each of the prior members of SouthPeak Interactive, L.L.C., subject to certain limited exceptions. At the closing of the Acquisition, the President of SouthPeak Interactive, L.L.C., entered into an employment agreement to serve as SouthPeak Interactive Corporation’s Executive Chairman and the Chief Executive Officer of SouthPeak Interactive, L.L.C., entered into an employment agreement to serve as SouthPeak Interactive Corporation’s Chief Executive Officer.

Business

SouthPeak Interactive Corporation and its wholly-owned subsidiaries, SouthPeak Interactive, L.L.C. and SouthPeak Interactive, Ltd., (herein after collectively referred to as the “Company”) is an independent developer and publisher of interactive entertainment software. The Company develops, markets and publishes videogames for all leading gaming and entertainment hardware platforms, including Sony’s PLAYSTATION®3, or PS3, and PlayStation®2, or PS2, computer entertainment systems; Sony’s PSP® (PlayStation®Portable) system, or PSP; Microsoft’s Xbox 360® video game and entertainment system, or Xbox 360, Nintendo’s Wii™, or Wii, DS™, or DS, and Game Boy® Advance, or GBA, and for the PC and Games for Windows®. The Company’s titles span a wide range of categories and target a variety of consumer demographics ranging from casual players to hardcore game enthusiasts.

The Company maintains its operations in the United States and the United Kingdom. The Company sells its games to retailers and distributors in North America and primarily to distributors in Europe and Australia.

Principles of Consolidation

The consolidated financial statements include the accounts of SouthPeak Interactive Corporation, and its wholly-owned subsidiaries, SouthPeak Interactive L.L.C. and SouthPeak Interactive, Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

The Company has one operating segment, a publisher and distributor of interactive entertainment software for home video consoles, handheld platforms and personal computers, per the definitions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” To date, management has not considered discrete geographical or other information to be relevant for purposes of making decisions about allocations of resources.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

Concentrations of Credit Risk, Major Customers and Vendors

The financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash balances with financial institutions and accounts receivable. At various times during the years ended June 30, 2008 and 2007, the Company had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at a financial institution in the United States; and in excess of the Financial Services Compensation Scheme (“FSCS”) limit at a financial institution in the UK.

The Company does not generally require collateral or other security to support accounts receivable. Management must make estimates of the uncollectibility of the accounts receivable. The Company considers accounts receivable past due based on how recently payments have been received. The Company has established an allowance for doubtful accounts based upon the facts surrounding the credit risk of specific customers, past collections history and other factors.

The Company has two customers, Wal-Mart and SVG Distribution, that accounted for 12% and 11%, respectively, of consolidated gross revenues for the year ended June 30, 2008.  SVG Distribution, Solutions 2 Go, and Wal-Mart accounted for 22%, 21% and 13%, respectively, of consolidated gross accounts receivable at June 30, 2008. For year ended June 30, 2007, Wal-Mart and GameStop accounted for 36% and 13%, respectively, of consolidated gross revenues. The Company had two customers, Wal-Mart and GameStop that accounted for 24% and 20%, respectively, of consolidated gross accounts receivable at June 30, 2007. Two of the Company’s customers, Pinnacle and GameStop, accounted for 18% and 12% of consolidated gross revenues for the year ended June 30, 2006.

The Company publishes video games for the proprietary console and hand-held platforms created by Microsoft, Sony and Nintendo, pursuant to the licenses they have granted to the Company. Should the Company’s license with any of such three platform developers not be renewed by the developer, it would cause a disruption in the Company’s operations. The Company expects that such contracts will be renewed in the normal course of business. In addition, the Company has purchased a significant amount of video games for resale for such platforms from a single supplier. Such purchases amounted to $14,887,910 and $2,587,518 and $114,048 in cost of goods sold - product cost for the years ended June 30, 2008, 2007 and 2006, respectively. Amounts included in accounts payable for this vendor at June 30, 2008 and June 30, 2007 totaled $14,390,008 and $870,812, respectively. The Company pays fees to Microsoft for licensing the manufacture of games for Microsoft platforms. Such fees charged to cost of goods sold - product costs totaled $3,459,833, $1,083,964 and $184,865 for the years ended June 30, 2008, 2007 and 2006, respectively. Amounts payable to Microsoft for licensing included in accounts payable at June 30, 2008 and June 30, 2007 totaled $-0- and $30,000, respectively.

Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate fair value due to their short-term nature.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

Restricted Cash

Restricted cash relates to deposits held as cash collateral for the line of credit at June 30, 2008.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

Accounts Receivable, Allowance for Sales Returns and Price Protection

Receivables are stated net of allowances for price protection, sales returns, defective items, and doubtful accounts. The Company analyzes sales returns in accordance with SFAS No. 48 “Revenue Recognition When Right Of Return Exists”. The Company estimates the amount of future sales returns, price protection and defective items for current period revenue after analyzing historical returns, inventory remaining in the retail channel, the rate of inventory sell-through in the retail channel and other factors. Generally, the Company maintains a policy of giving credits for price protection, defective items and returns, but not cash refunds. Management uses significant judgment and makes estimates in connection with establishing allowances for price protection, defective items, sales returns and doubtful accounts. The Company will add to the allowance for doubtful accounts when it becomes apparent that a customer will not be able to pay. Actual sales returns, defective items and price protection could differ materially from allowance estimates due to a number of reasons such as the lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms.

As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be calculated for each allowance above. However, the Company believes there would be no significant difference in the amounts using other reasonable assumptions than what was used to arrive at each allowance. The Company regularly reviews the factors that influences its estimates and, if necessary, makes adjustments when it believes that actual product returns, credits and other allowances may differ from established reserves. Actual experiences associated with any of these items may be significantly different than the Company’s estimates.

At June 30, 2008 and 2007, accounts receivable allowances consisted of the following:

	2008	2007
Sales returns	$155,652	$109,501
Price protection	823,085	1,768,773
Defective items	107,559	65,352
Doubtful accounts	22,169	-

Total reserves	$1,108,465	$1,943,626

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company estimates the net realizable value of slow-moving inventory on a title by title basis and charges the excess of cost over net realizable value to “cost of goods sold - product costs”. Significant changes in demand for the Company’s products would impact management’s estimates in establishing the inventory provision. Inventory costs include licensing fee paid to platform proprietors. These licensing fees include the cost to manufacture the game cartridges. These licensing fees included in “costs of goods sold - product costs” amounted to $4,453,831, $1,410,971, and $518,061 for the years ended June 30, 2008, 2007, and 2006, respectively. Licensing fees included in inventory at June 30, 2008 and 2007 totaled $200,789 and $250,787, respectively.

Advances on Royalties

The Company utilizes third parties to develop its games and makes payments to third-party developers as they reach certain contract milestones. The Company enters into contracts with third-party developers once the game design has been approved by the platform proprietors and is technologically feasible.  The Company capitalizes such payments to third-party developers during their development of games. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owed to the third-party developer from the sales of the game. To the extent these prepaid royalties are sales performance related, the royalties are expensed against projected sales revenue at the time a game is released and charged to costs of goods sold. This normally results in expensing all prepaid royalties based upon the first and, on occasion, the second batch of shipments of the game. Any pre-release milestone payments that are not prepayments against future royalties are expensed when a game is released and charged to costs of goods sold. Any additional cost incurred beyond the milestone payments is expensed to “ cost of goods sold - royalties”. Capitalized costs for games that are cancelled or abandoned prior to product release are charged to “cost of goods sold - royalties” in the period of cancellation. The costs were $3,000, $-0-, and $200,000 for the years ended June 30, 2008, 2007, and 2006, respectively.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

Beginning upon product release, advances on royalties are amortized to “cost of goods sold – royalties” based on the ratio of current revenue to total projected revenues. These projected revenues are based on management’s estimates and usually result in an amortization period of six months or less. Periodically, the Company evaluates the future recoverability of games released in prior periods, based upon an individual game’s performance.

Evaluating the recoverability of advance royalties often involves management assumptions and judgments that can have a significant impact on the timing and amounts which the Company reports. For example, in determining the future recoverability and timing of such advance royalties, the Company must make assumptions in the assessment of expected game performance which utilizes forecasted sales amounts and estimates of additional costs to be incurred. If actual sales or revised forecasted sales fall below the initial forecasted sales for a specific game, the charge to “cost of goods sold - royalties” may be larger than expected for any particular period.

Intellectual Property Licenses

Intellectual property license costs consist of fees paid by the Company to license the use of trademarks, copyrights, and software used in the development of games by third party developers. The licenses may be used in several games or a single game. The Company analyzes intellectual property licenses in accordance with FASB Staff Position (FSP) FASB Interpretation (FIN) No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners.” As a result, the Company has recorded a minimum guaranteed liability of approximately $85,000 as of June 30, 2008. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.

Periodically the Company evaluates the future recoverability of capitalized intellectual property licenses, based on the expected performance of the specific games. Prior to the related game’s release, the Company expenses, as part of “cost of goods sold - intellectual property licenses,” any intellectual property license costs that are not recoverable. If the Company abandons a game, any capitalized intellectual property costs are charged to “cost of goods sold - intellectual property licenses,” at the time of cancellation. The Company uses various factors to evaluate expected game performance, including preorders for the game prior to release.

Beginning with a game’s release, intellectual property license costs are amortized to “cost of goods sold - intellectual property licenses” based on the ratio of current revenues for the specific game to the total of projected revenues for all the games which will use the license. Periodically, the Company evaluates the future recoverability of capitalized intellectual property licenses utilizing the main evaluative factor of actual title performance.

Evaluating the recoverability of intellectual property licenses often involves management assumptions and judgements that can have a significant impact on the timing and amounts which the Company reports. For example, in determining the future recoverability and timing of such intellectual property license, the Company must make assumptions in the assessment of expected game performance which utilizes forecasted sales amounts and estimates of additional costs to be incurred. If actual sales or revised forecasted sales fall below the initial forecasted sales for a specific game, the charge to “cost of goods sold - intellectual property licenses” may be larger than expected for any particular period.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives: Buildings, 40 years; computer equipment and software, 3 to 5 years; office furniture and other equipment, 5 to 10 years; and leasehold improvements, 5 years. When assets are retired or disposed of, the cost and accumulated depreciation and amortization thereon are removed and any resulting gains or losses are recognized in current operations. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

Impairment of Long-lived Assets

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” management reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of an asset may not be recoverable, a write-down to fair value is recorded. Fair values are determined based on the discounted cash flows, quoted market values, or external appraisals, as applicable. Long-lived assets, which are assets that provide the Company with a benefit beyond one year, are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. The Company has not recorded any write-downs to fair value during the years ended June 30, 2008, 2007, and 2006, respectively.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

Revenue Recognition

The Company recognizes revenue from the sale of video games when the title and risk of loss transfers to the customer, which in the normal business cycle occurs at the time of shipment. In consignment sales to a distributor, the Company does not record any revenue on these shipments until the distributor ships the games to its customers.  Revenue is recorded at the net amount the distributor is obligated to pay to the Company.

In Europe, the Company has agreements that provide customers, on a title by title basis, the right to multiple copies in exchange for guaranteed minimum license fees, and revenue pursuant to such agreements is recognized at delivery of the product master.

With respect to license agreements that provide mass retailers the right to rent the software, revenue is recognized when the rental occurs. Regarding on-line transactions including electronic downloads of titles and additional downloadable content, the Company recognizes revenue when the fee is paid by the on-line customer for the online product and the Company is notified by the online retailer that the product has been downloaded. In accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition” and the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”, amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transaction” and SOP 81-1 “Accounting for performance of construction type and certain production type contracts” , the Company evaluates revenue recognition using the following basic criteria and recognize revenue for both product sales and licensing transactions when all four criteria are met: (i) evidence of an arrangement transaction exists; (ii) the arrangement fee is fixed or determinable; (iii) collection of the related receivable is deemed probable; and, (iv) delivery has occurred in which title has passed. Revenue recognition also determines the timing of certain expenses including “cost of goods sold - product costs”, “cost of goods sold - royalties”, and “cost of goods sold - intellecetual property licenses”.

Transaction Costs

In connection with the Company’s acquisition of SouthPeak Interactive L.L.C., the Company has incurred certain professional fees which have been expensed during 2008.

Shipping and Handling

The Company incurs shipping and handling costs in its operations. These costs consist of freight expenses incurred for third-party shippers to transport the product to the customers. These costs are included in the warehousing and distribution expenses in the accompanying consolidated statements of operations. Amounts billed to customers are included in net revenues.

Advertising

The Company expenses advertising sales promotion expenses as incurred, except for production costs associated with media advertising which are deferred and charged to expense the first time the related advertisement is run. The Company engages in cooperative marketing with certain retail channel partners. The Company accrues marketing and sales incentive costs when the revenue is recognized and such amounts are included in sales and marketing expense when there is an identifiable benefit for which the Company can reasonably estimate the fair value of the benefit; otherwise, they are recognized as a reduction of net revenues. In addition, the Company engaged in an advertising barter transaction for which no revenue or expenses has been booked in accordance with Emerging Issues Task Force Issue No. 99-17 “Accounting for Advertising Barter Transactions”. Advertising expense for the years ended June 30, 2008, 2007, and 2006 were $3,359,622, $1,606,247, and $446,588, respectively, and are included in sales and marketing expense in the accompanying consolidated statements of operations.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

Income Taxes

Prior to May 12, 2008, SouthPeak Interactive, L.L.C. and its subsidiaries had elected to be taxed as partnership under Subchapter K of the Internal Revenue Code. Therefore, the results of the Company’s operations were included in the taxable income of the individual members. As a result, no provision for federal income taxes was included in the consolidated financial statements for the fiscal years ended June 30, 2007 and 2006. Subsequent to the Acquisition, the Company was reorganized as a C corporation under which income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss). Realized transaction gains and losses are included in income in the period in which they occur, except on intercompany balances considered to be long-term. Transaction gains and losses on intercompany balances considered to be long-term are recorded in other comprehensive income (loss). Foreign exchange transaction gains (losses) included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended June 30, 2008, 2007, and 2006 amounted to $(237,699), $(147,747), and $95,856 respectively.

Comprehensive Income(Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires the Company to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive income (loss) is disclosed in the consolidated statements of shareholders’ equity (deficit). Foreign currency translation adjustments have been the only component of comprehensive loss to date. Accordingly, accumulated other comprehensive income (loss) is equal to the accumulated translation adjustment of $(150,040) and $175,666 at June 30, 2008 and 2007, respectively. The Company's items of other comprehensive income (loss) are foreign currency translation adjustments, which relate to investments that are considered permanent in nature and therefore do not require tax adjustments.

Stock-Based Compensation Plans

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.”

Prior to July 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB 25, and related interpretations, as permitted by SFAS 123. Effective July 1, 2006, the Company adopted SFAS 123R, including the fair value recognition provisions, using the prospective method. Under SFAS 123R, a non-public company that previously used the minimum value method for pro forma disclosure purposes is required to adopt the standard using the prospective method. Under the prospective method, all awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123R. As a result, stock-based awards granted prior to the date of adoption of SFAS 123R will continue to be accounted for under APB 25 with no recognition of stock-based compensation in future periods, unless such awards are modified or settled. Subsequent to the adoption of SFAS 123R, the Company estimates the value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. For stock-based awards subject to graded vesting, the Company has utilized the straight-line ratable method for allocating compensation cost by period. As of June 30, 2008, the Company has not issued any stock options.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

Net Income (loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock are antidilutive, they have been excluded from the Company’s computation of net loss per share.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the risks and rewards of any embedded derivative instrument are not “clearly and closely” related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not “clearly and closely” related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be “conventional convertible debt” (or “conventional convertible preferred stock”), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the Company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

In connection with the sale of convertible debt and equity instruments, the Company may also issue freestanding options or warrants. Additionally, the Company may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement may be deemed to not be within the control of the Company and, accordingly, the Company may be required to account for these freestanding options and warrants as derivative financial instrument liabilities, rather than as equity.

Derivative financial instruments are required to be initially measured at their fair value. For derivative financial instruments that shall be accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

In circumstances where the embedded conversion option in a convertible instrument may be required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

If the embedded derivative instrument is to be bifurcated and accounted for as a liability, the total proceeds received will be first allocated to the fair value of the bifurcated derivative instrument. If freestanding options or warrants were also issued and are to be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are next allocated to the fair value of those instruments. The remaining proceeds, if any, are then allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

To the extent that the fair values of the bifurcated and/or freestanding derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is required to be recognized, in order to initially record the derivative instrument liabilities at their fair value. The discount from the face value of the convertible debt instrument is required to be amortized over the life of the instrument through periodic charges to income, using the effective interest method. When the instrument is convertible preferred stock, the periodic amortization of the discount is charged directly to retained earnings.

The Company reviews the classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, at the end of each reporting period. Derivative instrument liabilities are required to be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. The Company currently does not have any derivative instruments that are required to be bifurcated and recorded as liabilities.

Convertible Preferred Stock with Detachable Warrants and Beneficial Conversion Feature

The Company has accounted for the issuance of detachable stock purchase warrants in accordance with APB No. 14, whereby the Company separately measured the fair value of the convertible preferred stock and the detachable warrants and allocated the total proceeds on a relative fair value basis to each.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 98-5, “Accounting for convertible securities with beneficial conversion features or contingently adjustable conversion ratios”, and EITF 00-27, “Application of Issue No. 98-5 to certain convertible instruments,” the Company allocated a portion of the proceeds received to the embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible preferred stock and the fair value of the underlying common stock on the date the convertible preferred stock was issued. Since the convertible preferred stock also had detachable stock purchase warrants, the Company first allocated the proceeds to the stock purchase warrants and the convertible preferred stock and then allocates the resulting convertible preferred stock proceeds between the beneficial conversion feature, which was accounted for as paid-in capital, and the initial carrying amount of the convertible preferred stock. The discount resulting from the beneficial conversion feature is recorded as a deemed dividend.

Registration Rights

Pursuant to the Acquisition, the Company is obligated to file a registration statement with the Securities Exchange Commission (“SEC”) covering the resale of the shares of its common stock within 30 days following the Company’s filing of its Form 10-K for the year ended June 30, 2008 but no later than October 15, 2008 (the “Filing Deadline”).

If the registration statement is not filed with the SEC by the Filing Deadline, the Company will make pro rata payments to each holder of Series A preferred stock in an amount equal to .5% of the aggregate amount invested by such holder of Series A preferred stock for each 30 day period (or portion thereof) for which no registration statement is filed. In accordance with FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”, the Company has not recognized a liability associated with the registration rights agreement as it is not probable that a liability has been incurred.

Use of Estimates

Accounting principles generally accepted in the United States of America require management to make estimates and assumptions in the preparation of financial statements. Such estimates and assumptions impact the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and revenue and expenses for the reporting period. The actual results could differ from those estimates. The most significant estimates are related to the amortization of advances for royalties and accounts receivable allowances. Such estimates include sales returns and allowances, price protection estimates, provisions for doubtful accounts, accrued liabilities, estimates regarding the recoverability of prepaid royalties, inventories, long lived assets, and deferred tax assets. These estimates generally involve complex issues and require the Company to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. Actual results could differ materially from estimated.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring it, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS 157 is effective for years beginning after November 15, 2007. The Company is evaluating the impact, if any, the adoption of this statement will have on its consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS 159 are effective for financial statements issued for years beginning after November 15, 2007. The Company is evaluating if it will adopt SFAS 159 and what impact the adoption will have on consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”, or SFAS 141(R), which will change the accounting for and reporting of business combination transactions. The most significant changes in the accounting for business combinations under SFAS 141(R) include: (1) valuation of any acquirer shares issued as purchase consideration will be measured at fair value as of the acquisition date; (2) contingent purchase consideration, if any, will generally be measured and recorded at the acquisition date, at fair value, with any subsequent change in fair value reflected in earnings rather than through an adjustment to the purchase price allocation; (3) acquired in-process research and development costs, which have historically been expensed immediately upon acquisition, will now be capitalized at their acquisition date fair values, measured for impairment over the remaining development period and, upon completion of a successful development project, amortized to expense over the asset’s estimated useful life; (4) acquisition related costs will be expensed as incurred rather than capitalized as part of the purchase price allocation; and (5) acquisition related restructuring cost accruals will be reflected within the acquisition accounting only if certain specific criteria are met as of the acquisition date; the prior accounting convention, which permitted an acquirer to record restructuring accruals within the purchase price allocation as long as certain, broad criteria had been met, generally around formulating, finalizing and communicating certain exit activities, will no longer be permitted.

SFAS 141(R) is effective for reporting periods beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company anticipates that adoption of this pronouncement will significantly impact how the Company will account for business combination transactions consummated after the effective date, in the various areas outlined above.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”, or SFAS 160, effective for fiscal years beginning after December 15, 2008. SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including the requirement that the noncontrolling interest be classified as a component of equity. SFAS 160 is required to be adopted simultaneously with SFAS 141(R). The Company does not expect that this pronouncement will have a significant impact on Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities -an amendment of FASB Statement No. 133,” which enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) the location and amounts of derivative instruments in an entity’s financial statements, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of SFAS No. 162.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2. Inventories

At June 30, 2008 and June 30, 2007, inventories consist of the following:

	2008	2007
Finished goods	$6,239,060	$742,401
Purchased parts and components	299,584	97,035
Total	$6,538,644	$839,436

For the years ended June 30, 2008, 2007 and 2006, inventories were written down in the amount of $33,643, 62,643 and $-0-, respectively.

3. Property and Equipment, net

At June 30, 2008 and June 30, 2007, property and equipment, net was comprised of the following:

	2008	2007
Land	$355,999	$-
Building and leasehold improvements	994,951	-
Computer equipment and software	421,229	204,898
Office furniture and other equipment	94,177	43,468
	1,866,356	248,366

Less: accumulated depreciation and amortization	186,922	105,169

Property and equipment, net	$1,679,434	$143,197
Depreciation and amortization expense for the years ended June 30, 2008, 2007, and 2006 was $92,668, $27,057, and $23,432, respectively.

On October 4, 2007 the Company purchased a building and land in Grapevine, Texas for $1,175,000. In connection with the purchase, the Company entered into a mortgage with a financial institution in the amount of $1,068,450 (see note 6).

4. Intellectual Property Licenses

On August 28, 2007 the Company contracted to use copyrighted images in a game that a third party developer is developing for the Company for a total cost of $100,000. As of June 30, 2008, the Company has recorded royalty payments totaling $85,000 as an asset under the terms of the agreement. In addition, on October 29, 2007, the Company contracted to license software that would be used in the development of games by third parties for a total cost of $2,540,000 to be paid within 18 months. Pursuant to the contract, the Company has an option to convert the right and license to use the intellectual property for a specific number of games or for an unlimited number of games. As of June 30, 2008, the Company has opted to use the intellectual property for three games, at a total cost of $1,360,000. The first two games are expected to be released in August 2008 and 2009 and no release date has been set for the other game. At June 30, 2008, the Company has $85,000 payable against these contracts, which is included in accrued expenses and other current liabilities.

5. Line of Credit

In December 2005, the Company obtained a revolving line of credit from a financial institution in the maximum amount of $5.0 million, set to expire on April 30, 2008. The agreement was extended in 2008 to November 1, 2008. On August 6, 2007, the borrowing limit of the line of credit was increased to $9.0 million and effective September 1, 2007, the availability of the maximum line of credit was limited to the lesser of 65% of eligible accounts receivable from North America operations or $9.0 million. At June 30, 2007, such terms were 75% and $5.0 million, respectively. On November 1, 2007, the borrowing limit on the line of credit decreased to $6.5 million and further decreased on December 1, 2007 to $5.0 million. The line of credit bears interest at prime plus ½%, which was 5.50% and 8.75% at June 30, 2008 and June 30, 2007, respectively. The financial institution processes payments received on such accounts receivable as payments on the revolving loan of credit. The line is collateralized by gross accounts receivable of approximately $13,629,000 and $6,036,000 at June 30, 2008 and June 30, 2007, respectively. The line of credit is further collateralized by the personal guarantees, and pledge of personal securities and assets by two shareholders. The agreement contains certain financial and non-financial covenants. At June 30, 2008, the Company was in compliance with these covenants.

At June 30, 2008 and 2007, the outstanding line of credit balance was $4,851,819 and $4,822,872, respectively and the remaining availability under the line of credit amounted to $148,181 and $ -0-, respectively. For the years ended June 30, 2008, 2007, and 2006, interest expense relating to the line of credit was $247,357 and $183,402, and $138,672, respectively.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Mortgage Payable

On October 4, 2007 the Company purchased a building and land in Grapevine, Texas for $1,175,000. This building is being used by the Company as office space. In connection with the purchase, the Company entered into a 20 year mortgage with a financial institution in the amount of $1,068,450. The interest rate on the mortgage adjusts every five years to prime minus ¼%(4.75% at June 30, 2008), and had an initial annual rate of 7.5%. The monthly principal and interest payment is $8,611 with interest only payments for the first six months. The mortgage is secured by the purchased land and building. Two shareholders of the Company have personally guaranteed the mortgage note.

The scheduled maturities of the mortgage payable as of June 30, 2008 are as follows:

Year ending June 30,
2009	$24,252
2010	26,305
2011	28,347
2012	30,547
2013	32,918
Thereafter	920,023

Total	1,062,392

Less: current maturities	24,252

Mortgage payable, net of current portion	$1,038,140

7. Note Payable
On February 27, 2008, the Company entered into a $2,000,000 secured term note payable. The note bore interest at 14%, payable monthly. On April 30, 2008, the note was modified granting a security interest in substantially all of the assets of the Company, except for certain property and equipment. On June 4, 2008, the Company issued the holder 215,190 shares of common stock as an inducement to convert the entire note into Series A convertible preferred stock. The note was fully converted by the holder on June 5, 2008 into 2,093,333 shares of Series A Convertible Preferred Stock. The Company recognized $643,418 in interest expense related to the fair value of the common stock issued to the holder to induce conversion.

8. Related Party Transactions

Related party receivables

Related party receivables consist of short-term advances to employees. No allowance has been provided due to the historic short-term nature and recoverability of such advances.

Accrued Expenses - Related Party

Accrued expenses due to the related party as of and for the years ended June 30, 2008 and 2007 are as follows:

	2008	2007
Balance at July 1	$650,889	535,566
Expenses incurred:
Consulting fees	920,930	1,188,195
Commissions	433,370	116,413
Less: amounts paid	(2,001,007)	(1,189,275)
Balance at June 30	$4,182	650,889

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8. Related Party Transactions, continued

The Company incurred fees for office space and staff services under an informal arrangement to an entity partially owned by two shareholders of the Company. For the years ended June 30, 2008, 2007, and 2006, the Company incurred fees totaling $920,930, $1,183,195 and $652,582 respectively, which is included in the general and administrative expenses in the accompanying consolidated statements of operations. For the period from July 1, 2005 to December 31, 2006, the consulting fee was equal to 10% of net revenues of the Company. The consulting fee for the period January 1, 2007 through June 30, 2007 was based on the actual costs the organization incurred in providing office space and staff services.At June 30, 2008 and June 30, 2007, the Company had fees payable of $4,182 and $650,889, respectively. For the years ended June 30, 2008, 2007, and 2006, the Company incurred sales commissions for the marketing and sale of video games of $433,370 and $116,413, and $20,997, respectively, to two affiliates of a shareholder, which is included in sales and marketing expenses in the accompanying consolidated statements of operations. For the year ended June 30, 2008, the Company incurred fees for broadband usage of $69,620 to entity partially owned by shareholders of the Company, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

Due to Shareholder

During the year ended June 30, 2007, the Company received advances payable on demand from a shareholder of the Company. Such advances were unsecured and bore interest at the annual rate of 8%. Interest expense under the advances was $19,039 and $4,164 for the years ended June 30, 2008 and 2007, respectively. At June 30, 2008 and June 30, 2007, the amounts due to the shareholder were $-0- and $277,328, respectively.

Due to Related Parties

The Company received advances, which were payable on demand, from certain affiliated entities of a shareholder of the Company. Such advances were non-interest bearing and were not collateralized. At June 30, 2008 and June 30, 2007, the amounts due to these entities were $15,658 and $40,793, respectively.

Distributions to Shareholders

On January 14, 2008, the Company entered into an agreement with the members prior to the Acquisition to distribute an amount, in cash, for the purpose of enabling existing shareholders of the Company to make tax payments on the income the Company earned while it was taxed as partnership under Subchapter K of the Internal Revenue Code. At June 30, 2008, the amounts due to these shareholders were $228,998.

9. Product Sales and Geographic Information

The Company operates in one reportable segment in which it is a publisher and distributor of interactive entertainment software for home video consoles, handheld platforms and personal computers. The Company’s published games have accounted for a significant portion of the net revenues of the Company. Net revenues by product groups are as follows:

	Console	Hand-held	PC	Strategy Guide	Total
For the year ended
June 30, 2008	$34,847,458	$810,606	$3,972,433	$522,597	$40,153,094
June 30, 2007	$9,088,118	$1,947,591	$1,508,337	$-	$12,544,046
June 30, 2006	$5,209,924	$998,360	$26,864	$-	$6,235,148

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Product Sales and Geographic Information, continued

Geographic information is based on the location of the selling entity. Geographic information regarding net revenues for the year ended June 30, 2008, 2007, and 2006 is as follows:

	North America	Europe	Other	Consolidated
As of and for the year ended June 30, 2008
Net Revenues	$34,453,098	4,837,274	862,722	40,153,094
Long-lived assets	3,673,522	383,644	-	4,057,166

As of and for the year ended June 30, 2007
Net revenues	$10,248,046	2,103,820	192,180	12,544,046
Long-lived assets	117,004	30,152	-	147,156

As of and for the year ended June 30, 2006
Net revenues	$3,303,723	2,700,088	231,337	6,235,148
Long-lived assets	182,558	30,152	-	212,710

10. Commitments

Developer of Intellectual Property Contracts

The Company regularly enters into contractual arrangements with third parties for the development of games as well as the rights to license intellectual property. Under these agreements, the Company commits to provide specified payments to a developer or intellectual property holders, based upon contractual arrangements, and conditioned upon the achievement of specified development milestones. These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recouped against future royalties earned by the developers based on the sale of the related game. On October 26, 2007, the Company entered into an agreement with a third party game developer in connection with certain development agreements. Pursuant to the agreement, the Company has committed to spend specified amounts for marketing support for the related game which is to be developed. Cost of goods sold - royalties amounted to $4,924,967, $1,864,277, and $1,843,977 for the years ending June 30, 2008, 2007, and 2006, respectively.

Lease Commitments

In October 2007, the Company entered into a new one year lease for its United Kingdom office, beginning in December 2007, with a monthly rent of $5,188. Office rent expense for the years ended June 30, 2008, 2007, and 2006 was $50,502, $25,026, and $9,842, respectively. Prior to this lease, the United Kingdom office had a lease for office space for the period January 2006 through November 2007, with monthly rent of $ 2,151.

The Company entered into a non-cancelable operating lease with an affiliate, on January 1, 2008, for offices located in Midlothian, Virginia. The lease includes monthly payments of $7,542 for 36 months. Office rent expense for the year ended June 30, 2008 was $45,250.

The total future minimum commitments under these agreements as of June 30, 2008 are as follows:

	Software		Office
	Developers	Marketing	Lease	Total
For the year ending June 30,

2009	$11,027,707	$-	$118,310	$11,146,017
2010	310,000	342,175	90,500	742,675
2011	-	-	45,250	45,250

Total	$11,337,707	$342,175	$254,060	$11,933,942

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Commitments, continued

Solicitation Services

Prior to Global Services’ intial public offering, the Company engaged HCFP/Brenner Securities, LLC (“HCFP”), on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Class W and Class Z Warrants. In consideration for solicitation services, the Company agreed to pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after April 18, 2007 if the exercise is solicited by HCFP. No services have been provided as of June 30, 2008.

In exchange for investment banking services related to the sale of the Series A preferred stock, the Company agreed to pay HCFP a fee consisting of, (a) cash in an amount equal to 6.5% of the gross proceeds received by the Company, including the conversion of indebtedness, (b) warrants with an exercise price of $1.00 to purchase a number of shares of common stock equal to 10% of the total number of shares of Series A preferred stock issued by the Company, and (c) one Class Y warrant for every ten Class Y warrants issued in connection with the sale of Series A preferred stock (see Note 11).

Employment Agreements

The Company has employment agreements with several members of senior management. The agreements, with terms ranging from approximately two to three years, provide for minimum salary levels, performance bonuses, and severance payments.

11. Capital Stock

Preferred Stock

On May 12, 2008 the Company amended the articles of incorporation by increasing the number of preferred stock authorized, par value $0.0001 per share, from 5,000,000 to 20,000,000 shares of preferred stock. Of the 20,000,000 authorized, 15,000,000 of the preferred stock were designated Series A preferred stock. The Series A preferred stock votes together as a single class and on an as converted basis with the common stock. The Series A preferred stock has no dividend right. The Company can require the conversion of the Series A preferred stock if the 10 day weighted closing price per share of the Company’s common stock is at least $2.00. The remaining preferred stock may be issued in one or more series and to fix the number of shares constituting any such series and the preferences, limitations and relative rights, including but not limited to, dividend rights, dividend rate, voting rights, terms of redemption, redemption price or prices, conversion rights and liquidation preferences of the shares constituting any series.

Series A Convertible Preferred Stock

During the fiscal year ended June 30, 2008, the Company raised $10,891,500 in gross cash proceeds through the private placement of 10,891,500 shares of a newly designated class of Series A Convertible Preferred Stock at a purchase price of $1 per share to a group of accredited investors. The Company issued an additional 2,093,333 shares of Series A Convertible Preferred Stock at $1 per share in exchange for cancellation of existing short-term indebtedness. See the disclosure in note 7, “Note Payable” on page F-18 for further details.

The shares of Series A Convertible Preferred Stock are initially convertible into common stock at a conversion price of $1 per share. In conjunction with the private placement, for every two shares of preferred stock purchased, each purchaser was entitled to exchange one Class W or Class Z warrant in exchange for one Class Y warrant. Each Class Y warrant entitles the holder to purchase a share of common stock for $1.50 per share. The expiration date for the Y warrants is May 31, 2013. As of June 30, 2008, the Company was obligated to issue 5,445,750 Class Y warrants.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Capital Stock, continued

The Company has accounted for the warrant exchange right similar to the issuance of detachable stock purchase warrants in accordance with APB No. 14, whereby the Company separately measured the fair value of the convertible preferred stock and the warrant exchange right and allocated the total proceeds on a relative fair value basis to each.

In accordance with the provisions of EITF No. 98-5 and EITF No. 00-27, the Company allocated a portion of the proceeds received to the embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible preferred stock and the fair value of the underlying common stock on the date the convertible preferred stock was issued. Since the convertible preferred stock also had detachable stock purchase warrants, the Company first allocated the proceeds to the stock purchase warrants and the convertible preferred stock and then allocated the resulting convertible preferred stock proceeds between the beneficial conversion feature, which was accounted for as paid-in capital, and the initial carrying amount of the convertible preferred stock. The discount resulting from the beneficial conversion feature was recorded as a deemed dividend in the amount of $8,405,383, representing the beneficial conversion feature of the Series A Preferred Stock.

The Company incurred a fee for the financing equal to: (a) 6.5% of the gross proceeds received for the sale of Series A preferred stock, including the conversion of indebtedness, payable in cash, (b) warrants with an exercise price of $1.00 to purchase a number of shares of common stock equal to 10% of the total number of shares of Series A preferred stock issued, and (c) one Class Y warrant for every ten Class Y warrants issued pursuant to the sale of Series A preferred stock. The fee was accounted for as a cost of capital.

The Company agreed to register the resale of shares of its common stock issuable to the investors and finders upon conversion of the preferred stock and exercise of the warrants issued in the private placement. If the Company is unable to maintain the effectiveness of the registration statement related to the Series A convertible Preferred stock for more than 30 days in any given year, the Company is obligated to pay investors liquidated damages in cash equal to .5% of the stated value of the Series A convertible Preferred Stock per month. Liquidated damages will not accrue nor be payable for times during which the shares covered by the related prospectus are transferable by the holder pursuant to Rule 144(k) under the Securities Act of 1933, as amended.

Common Stock

On May 12, 2008 the Company amended the articles of incorporation by increasing the number of common stock authorized, par value $0.0001 per share, from 24,000,000 to 90,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Holders of common stock are entitled to receive proportionately any dividends that may be declared by the Company’s board of directors, subject to the preferences and rights of any shares of preferred stock. In the event of the Company’s liquidation, dissolution or winding-up, holders of common stock will be entitled to receive proportionately any of the Company’s assets remaining after the payment of debts and liabilities and subject to the preferences and rights of any shares of preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The rights and privileges of holders of the Company’s common stock are subject to any series of preferred stock that the Company has issued or may issue in the future, including the Series A preferred stock.

Registration Rights

Pursuant to the acquisition, the Company is obligated to file a registration statement with the SEC covering the resale of the shares of its common stock within 30 days following the Company’s filing of its Form 10-K for the year ended June 30, 2008 but no later than the Filing Deadline.

If the registration statement is not filed with the SEC by the Filing Deadline, the Company will make pro rata payments to each holder of Series A preferred stock in an amount equal to .5% of the aggregate amount invested by such holder of Series A preferred stock for each 30 day period (or portion thereof) for which no registration statement is filed. The Company expects such registration to be filed and approved by the deadline. In accordance with FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”, the Company has not recognized a liability associated with the registration rights agreement as it is not probable that a liability has been incurred.

Treasury Stock

In conjunction with the conversion of the $2,000,000 note payable into preferred stock (see Note 7), a shareholder of the Company transferred 215,190 shares of common stock to the note holder. Since the shares were transferred by a principal shareholder to settle an obligation of the Company, the economic substance of the transaction is a capital contribution by the shareholder for the payment of the registrant's expenses. Accordingly, the Company has recorded the treasury stock equal to the fair value of the shares transferred. As of June 30, 2008, the Company holds no treasury stock.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Capital Stock, continued

Equity Incentive Compensation Plan

In May 2008, the Company’s Board of Directors and its shareholders approved the 2008 Equity Incentive Compensation Plan (the “2008 Plan”) for the grant of stock awards to officers, directors, employees and consultants. The 2008 Plan expires in May 2018. Shares available for future grant as of June 30, 2008 were 5,000,000 under the 2008 Plan.

Stock awards and shares are generally granted at prices which the Company’s Board of Directors believes approximates the fair market value of the awards or shares at the date of grant. Individual grants generally become exercisable ratably over a period of three years from the date of grant. The contractual terms of the options range from three to ten years from the date of grant.

12. Warrants to Purchase Common Stock

In August, 2005, the Company sold and issued Class W Warrants to purchase 1,537,500 shares of its common stock, and Class Z Warrants to purchase 1,537,500 shares of its common stock to its initial securityholders, for an aggregate purchase price of $153,750, or $0.05 per warrant. The Class W and Class Z Warrants held by the initial securityholders are also subject to a registration rights agreement. The Class W Warrants and Class Z Warrants outstanding may be exercised with cash on or prior to their respective expiration dates, which are April 17, 2011 for Class W warrants and April 17, 2013 for Class Z warrants. Although the initial securityholders may make a written demand that the filing of a registration statement, the Company was only required to use its best efforts to cause the registration statement to be declared effective and, once effective, only to use its best efforts to maintain its effectiveness. Accordingly, because the Company’s obligation is merely to use its best efforts in connection with the registration rights agreement and upon exercise of the warrants, the Company can satisfy its obligation by delivering unregistered shares of common stock.

Each Class W Warrant issued is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on April 18, 2007 and ending April 17, 2011. As of June 30, 2008, there were 7,517,500 Class W Warrants outstanding prior to giving effect to the exchange of Class Y warrants.

Each Class Z Warrant issued is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on April 18, 2007 and ending April 17, 2013. As of June 30, 2008, there were 6,137,500 Class Z Warrants outstanding prior to giving effect to the exchange of Class Y warrants.

The Company may redeem the Class W Warrants and/or Class Z Warrants with the prior consent of HCFP, the representative of the underwriters in the Company’s initial public offering, in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption (the “Measurement Period”). In addition, the Company may not redeem the Class W Warrants and/or the Class Z Warrants unless the shares of common stock underlying such warrants are covered by an effective registration statement.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12. Warrants to Purchase Common Stock, continued

The Company has no obligation to net cash settle the exercise of the warrants. The holders of Class W Warrants and Class Z Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock.

In conjunction with the preferred stock sold during the year ended June 30, 2008, for every 2 shares of preferred stock purchased, each purchaser was entitled to exchange one Class W or Class Z warrant in exchange for one Class Y warrant. Each Class Y warrant entitles the holder to purchase a share of common stock for $1.50 per share. The expiration date for the Y warrants is May 31, 2013. As of June 30, 2008, the Company was obligated to issue 4,945,750 Class Y warrants.

Purchase Option

In April 2008, in connection with the Acquisition, the Company issued five-year fully vested warrants to purchase 500,000 shares of common stock at $1 per share valued at $63,905 in satisfaction of the underwriter purchase option. In addition, the company issued 1,843,058 fully vested warrants to purchase common stock at an average exercise price of  approximately $1.15 per share valued at $2,873,735 in satisfaction of the purchase option on the sale of the preferred stock expiring on May 31, 2013. If the holder is unable to exercise the warrants, the warrants will expire as worthless.

13. Income Taxes

Prior to May 12, 2008, the Company and its subsidiaries had elected to be taxed as partnerships under Subchapter K of the Internal Revenue Code. Therefore, the results of the Company’s operations are included in the taxable income of the individual members. As a result, no provision for federal income taxes was included in the consolidated financial statements for the years ended June 30, 2007 and 2006. Subsequent to the Acquisition, the Company was reorganized as a C corporation under which income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” .

Income Tax provision consists of the following for the fiscal year ended June 30, 2008:

Current:
Federal	$57,045
State	13,253
Foreign	-
70,298
Deferred:
Federal	16,686
State	3,877
Foreign	-
20,563
Other:
Valuation Allowance	(20,563)
Total Income Tax Expense	$70,298

A reconciliation of the statutory rate and the effective tax rate follows:

Effective rate
Statutory Rate	35.0%
Permanent Differences	(30.09)%
State income taxes—net of federal benefit	0.69%
Change in Valuation Allowance	1.27%
4.33%

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13. Income Taxes, continued

Income taxes payable consist of the following:

Current:
Federal	$48,064
State	8,156

Income taxes payable	$56,220

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities at June 30, 2008 were as follows:

June 30, 2008
Deferred tax assets:
Bad debt reserves	$8,843
Allowance for sales returns and price protection	330,381
Foreign subsidiary net operating loss	322,393
Currency fluctuations	31,217
Domestic net operating less carry forwards	246,664
939,498
Less—valuation allowance	(874,621)

Net deferred tax assets	$64,877

Deferred tax liabilities:
Depreciation and amortization	$28,065
Prepaid expenses	36,812

Net deferred tax liabilities	$64,877

Net deferred tax asset	$—

As of June 30, 2008, the Company has recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets though future taxable income. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed.

The operations of the Company in the United Kingdom (“UK”) are subject to income tax by the UK. However because of the history of losses in the UK operations, the Company has not paid any tax to the UK, and at June 30, 2008 and 2007, the company had foreign net operating loss carry forwards of approximately $1,075,00 and $1,582,000, respectively. At June 30, 2008 and 2007, at the UK current tax rate of 30%, the estimated net tax benefit of the foreign net operating loss carry forwards were approximately $322,000 and $474,000, respectively, and have not been recorded as a deferred tax asset in the consolidated financial statements as a full valuation allowance has been recorded due to the uncertainty of the future realization of the tax benefit. Therefore, there is no provision for (benefit from) income taxes in the consolidated financial statements.

The Company adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS No. 109 on July 1, 2007. Implementation of FIN 48 did not result in a material adjustment to the liability for unrecognized income tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the Company has recognized no accrued interest related to uncertain tax positions. For the year ended June 30, 2008, the Company has recorded no interest expense related to uncertain tax positions.

The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject, including US and non-U.S. locations.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
14. Composition of Certain Financial Statement Captions

Accrued expenses and other current liabilities consist of the following:

	June 30,
	2008	2007
Customer cash in advance deposits	$792,291	$—
Commissions	342,050	172,465
Guaranteed royalty payments	85,000	—
Accrued payroll and payroll taxes	17,181	—
Accrued interest	1,506	32,769
Other	218,887	428,660
	$1,456,915	$633,859

15. Employee Savings Plan

The Company maintains an Employee Savings Plan (the “ Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan is available to all United States employees who meet the eligibility requirements. Under the Plan, participating employees may elect to defer a portion of their pre tax earnings, up to the maximum amount allowed by the Internal Revenue Service. The Company currently does not match employee contributions.

16. Subsequent Events

In the normal course of business the Company executes contracts with third parties for the development of the games. During the period from July 2008 through September 2008, the Company executed four agreements with such developers for an aggregate commitment to pay royalties of $2,132,189.

On July 1, 2008, the Company issued 665,000 stock options to employees and 360,000 options to sales representatives for a total of 1,025,000 stock options issued. These options will vest over a three year period and have a strike price of $2.30. In addition, on the same date, 99,000 shares of restricted common stock were issued to employees. These shares will vest on July 1, 2009. On October 1, 2008, the Company also issued 10,000 stock options to its non-employee directors. These options will vest on September 30, 2009 and have a strike price of $2.00. In addition, on the same date, 10,000 shares of restricted common stock were issued to the Company’s non-employee directors. These shares will vest on October 1, 2009.

Between July and September 2008, the Company issued 1,579,000 additional shares of its Series A preferred stock to certain investors for aggregate consideration of $1,579,000. Between July and September 2008, the Company issued 5,674,149 Class Y warrants in exchange for an equal number of Class W and Z warrants to the holders of its Series A preferred stock.

Index to Exhibits

Exhibit Number	Description
2.1(1)	Membership Interest Purchase Agreement, dated as of May 12, 2008, among the Registrant, SouthPeak Interactive, LLC, and the members of SouthPeak Interactive, L.L.C.
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on May 12, 2008.
3.2(1)	Amended and Restated Bylaws, dated as of May 12, 2008.
3.3(1)
Certificate of the Designations, Powers, Preferences and Rights of the Series A Convertible Preferred Stock (par value $.0001 per share), filed with the Secretary of State of the State of Delaware on May 12, 2008.

4.1(2)	Specimen Common Stock Certificate.
4.2(2)	Specimen Class W Warrant Certificate.
4.3(2)	Specimen Class Z Warrant Certificate.
4.4(3)	Specimen Series A Unit Certificate.
4.5(3)	Form of Unit Purchase Option to be granted to Representative.
4.6(3)	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant.
10.1(1)	Registrant’s 2008 Equity Incentive Compensation Plan.
10.2(1)	Employment Agreement, dated as of May 12, 2008 between the Registrant and Terry M. Phillips.
10.3(1)	Employment Agreement, dated as of May 12, 2008 between the Registrant and Melanie Mroz.
10.4(1)	Purchase Agreement, dated as of May 12, 2008 among the Registrant, SouthPeak Interactive, L.L.C., and the investors set forth therein.
10.5(1)	Registration Rights Agreement, dated as of May 12, 2008 among the Registrant and the investors set forth therein.
10.6(1)	Form of Lock-Up Agreement, dated as of May 12, 2008.
10.7(1)	Loan Agreement between SouthPeak Interactive, L.L.C., SouthPeak Interactive Limited and SunTrust Bank, as amended, dated December 16, 2005.
10.8(1)	Sales Representative Agreement between SouthPeak Interactive, L.L.C. and Phillips Sales, Inc. dated July 21, 2006.
10.9(1)	Sales Representative Agreement between SouthPeak Interactive, L.L.C. and West Coast Sales, Inc. dated July 21, 2006.
10.10(1)	Secured Term Note made by SouthPeak Interactive, L.L.C. to FI Investment Group, LLC, dated February 27, 2008.
10.11(1)	Description of material terms of Consulting Agreement between Phillips Sales, Inc. and SouthPeak Interactive, L.L.C.
10.12(1)	Description of material terms of Consulting Agreement between Kathleen Morgan and SouthPeak Interactive, L.L.C.
10.13(1)	Description of material terms of advances made by West Coast Sales to SouthPeak Interactive, L.L.C.
10.14(1)	Description of material terms of advances made by Eastern Sales, LLC to SouthPeak Interactive, L.L.C.
10.15(1)	Description of material terms of advances made by Capital Distributing, LLC to SouthPeak Interactive, L.L.C.
10.16(1)	Description of material terms of advances made by Phillip Sales, Inc. to SouthPeak Interactive, L.L.C.
10.17(1)	Description of material terms of advances made by Terry Phillips to SouthPeak Interactive, L.L.C.
10.18*	Lease Agreement, dated January 1, 2008, between Phillips Land, L.C. and SouthPeak Interactive, L.L.C.
10.19*	Lease Agreement, dated January 1, 2008, between SouthPeak Interactive, L.L.C. and Phillips Sales, Inc.
14.1(2)	Code of Conduct.
21.1*	List of subsidiaries.
23.1*	Consent of Reznick Group, P.C.
23.2*	Consent of Marcum & Kliegman LLP
24.1*	Power of Attorney (included on the signature page to this report).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 15, 2008.
(2)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on June 16, 2008.
(3)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of the Registrant filed with the Commission on September 15, 2005.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on August 14, 2008.