Form 10-Q
period 2008-09-30
SouthPeak Interactive CORP
filed 2008-11-14
CIK 1336262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51644

SouthPeak Interactive Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3290391 (I.R.S. Employer Identification No.)

2900 Polo Parkway
Midlothian, Virginia 23113
(804) 378-5100
(Address including zip code, and telephone number,
including area code, of principal executive offices)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

As of November 14, 2008, 36,029,100 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

PART I

Item 1. Consolidated Financial Statements

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	June 30, 2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,163,648	$4,095,036
Restricted cash	73,790	139,104
Accounts receivable, net of allowances of $1,060,092 and $1,108,465 at September 30, 2008 and June 30, 2008, respectively	9,055,027	13,665,332
Inventories	4,389,342	6,538,644
Current portion of advances on royalties	5,963,792	3,321,954
Current portion of intellectual property licenses	1,535,000	133,458
Related party receivables	36,996	48,243
Prepaid expenses and other current assets	3,375,535	1,281,371

Total current assets	25,593,130	29,223,142

Property and equipment, net	1,818,822	1,679,434
Advances on royalties, net of current portion	205,175	1,053,500
Intellectual property licenses, net of current portion	331,020	1,311,542
Other assets	21,753	12,690

Total assets	$27,969,900	$33,280,308

Liabilities and Shareholders’ Equity

Current liabilities:
Line of credit	$2,687,628	$4,851,819
Current maturities of mortgage payable	24,752	24,252
Accounts payable	12,288,444	14,254,085
Accrued royalties	250,000	523,013
Accrued expenses and other current liabilities	822,867	1,456,915
Due to shareholders	-	228,998
Due to related parties	57,257	15,658
Accrued expenses - related party	45,703	4,182
Total current liabilities	16,176,651	21,358,922

Mortgage payable, net of current maturities	1,031,477	1,038,140
Total liabilities	17,208,128	22,397,062

Commitments and contingencies	-	-

Shareholders’ equity:

Preferred stock, $.0001 per value; 5,000,000 shares authorized; no shares issued at September 30, 2008 and June 30, 2008, respectively	-	-
Series A convertible preferred stock, $.0001 par value per share; aggregate liquidation preference of $14,563,833 and $12,984,833; 15,000,000 shares authorized; 14,563,833 and 12,984,833 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	1,456	1,298
Common stock, $.0001 par value, 90,000,000 shares authorized; 35,920,100 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	3,592	3,592
Additional paid-in capital	23,493,029	20,825,105
Accumulated deficit	(12,490,902)	(9,796,709)
Accumulated other comprehensive loss	(245,403)	(150,040)

Total shareholders’ equity	10,761,772	10,883,246
Total liabilities and shareholders’ equity	$27,969,900	$33,280,308

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2008	2007

Net revenues	$8,391,611	$18,296,462

Cost of goods sold:
Product costs	5,425,553	7,033,168
Royalties	808,921	4,105,495
Intellectual property licenses	43,980	-

Total cost of goods sold	6,278,454	11,138,663

Gross profit	2,113,157	7,157,799

Operating expenses:
Warehousing and distribution	207,583	223,055
Sales and marketing	1,898,455	2,463,399
Transaction costs	18,380	-
General and administrative	1,481,614	944,555

Total operating expenses	3,606,032	3,631,009

Operating (loss) income	(1,492,875)	3,526,790

Interest expense	58,879	149,824

Net (loss) income	(1,551,754)	3,376,966

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	1,142,439	-

Net (loss) income attributable to common shareholders	$(2,694,193)	$3,376,966

Basic (loss) earnings per share:	$(0.08)	$0.10
Diluted (loss) earnings per share:	$(0.08)	$0.10

Weighted-average shares outstanding - basic:	35,920,100	35,000,000
Dilutive effect of warrants and convertible preferred stock:	17,648,624 *	-

Weighted-average shares outstanding - diluted:	53,568,724	35,000,000

* No effect is given for dilutive securities for loss periods

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(1,551,754)	$3,376,966
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	36,209	11,101
Allowances for price protection, returns, doubtful accounts and defective merchandise	(48,374)	2,564,315
Amortization of royalties and intellectual property licenses	852,901	4,105,495
Non-cash expenses related to the issuance of stock and stock options	164,362	-

Change in operating assets and liabilities:
Accounts receivable	4,552,796	(12,792,564)
Inventories	2,149,302	97,854
Advances on royalties	(2,602,434)	(3,398,404)
Intellectual property licenses	(440,000)	-
Related party receivables	11,247	(180,672)
Prepaid expenses and other current assets	(2,094,164)	(15,288)
Accounts payable	(1,965,641)	260,478
Accrued royalties	(273,013)	2,281,347
Accrued expenses - related party	41,521	(650,889)
Accrued expenses and other current liabilities	(659,048)	1,404,845

Total adjustments	(274,336)	(6,312,382)

Net cash and cash equivalents used in operating activities	(1,826,090)	(2,935,416)

Cash flows from investing activities:
Purchase of property and equipment	(185,747)	(107,645)
Change in restricted cash	65,314	-
Net cash and cash equivalents used in investing activities	(120,433)	(107,645)

Cash flows from financing activities:
Net (repayments of) proceeds from line of credit	(2,164,191)	3,047,999
Repayments of mortgage note payable	(6,163)	-
Payments of amounts due to shareholder	(228,998)	(277,328)
Advances from related parties	41,599	6,633
Proceeds from the issuance of Series A convertible preferred stock, net of cash offering costs	1,361,281	-
Net cash and cash equivalents (used in) provided by financing activities	(996,472)	2,777,304

Effect of exchange rate changes on cash and cash equivalents	11,607	(20,741)

Net decrease in cash and cash equivalents	(2,931,388)	(286,498)
Cash and cash equivalents at beginning of period	4,095,036	510,265

Cash and cash equivalents at end of period	$1,163,648	$223,767

Supplemental cash flow information:
Cash paid during the period for interest	$57,657	$180,841
Cash paid during the period for taxes	$2,457	$-

Supplemental disclosure of non-cash activities:
Intellectual property licenses included in accrued expenses and other current liabilities	$110,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Series A Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, July 1, 2008	12,984,833	$1,298	35,920,100	$3,592	$20,825,105	$(9,796,709)	$(150,040)	$10,883,246
Net loss	-	-	-	-	-	(1,551,754)	-	(1,551,754)
Foreign currency translation adjustment	-	-	-	-	-	-	(95,363)	(95,363)
Comprehensive loss	-	-	-	-	-	-	-	(1,647,117)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	-	-	-	-	1,142,439	(1,142,439)	-	-
Issuance of Series A convertible preferred stock, net of offering costs	1,579,000	158	-	-	1,361,123	-	-	1,361,281
Compensatory stock and stock options	-	-	-	-	164,362	-	-	164,362

	14,563,833	$1,456	35,920,100	$3,592	$23,493,029	$(12,490,902)	$(245,403)	$10,761,772

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Unaudited)

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

On May 12, 2008, the shareholders of Global Services voted in favor of the Acquisition. Subsequent to the Acquisition, SouthPeak Interactive, L.L.C.’s business activities were the activities of Global Services which changed its name to SouthPeak Interactive Corporation (“SouthPeak”). The prior members of SouthPeak Interactive, L.L.C. own a majority of the equity of SouthPeak and are responsible for carrying out its current business plan. As a result, the transaction has been treated as a reverse merger, and a capital transaction, equivalent to the issuance of stock by SouthPeak Interactive, L.L.C. for SouthPeak’s net assets and, accordingly, the historical financial statements prior to May 12, 2008 are those of SouthPeak Interactive, L.L.C. The Company has retroactively presented the reverse acquisition as if it occurred on July 1, 2005. All shares and per share data prior to the Acquisition have been restated to reflect the stock issuances and the effect of closing the Acquisition.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2008 and for the three month periods ended September 30, 2008 and 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with United States generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (all of which are of a normal, recurring nature) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Unaudited)

1. Summary of Significant Accounting Policies, continued

The accounting policies followed by the Company with respect to unaudited interim financial statements are consistent with those stated in the Company’s annual report on Form 10-K. The accompanying June 30, 2008 financial statements were derived from the Company’s audited financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2008 filed with the Securities and Exchange Commission.

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

At September 30, 2008 and June 30, 2008, accounts receivable allowances consisted of the following:

	September 30, 2008	June 30, 2008
Sales returns	$82,397	$155,652
Price protection	902,410	823,085
Defective items	48,978	107,559
Doubtful accounts	26,307	22,169
Total reserves	$1,060,092	$1,108,465

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Unaudited)

1. Summary of Significant Accounting Policies, continued

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company estimates the net realizable value of slow-moving inventory on a title by title basis and charges the excess of cost over net realizable value to “cost of goods sold - product costs”. Significant changes in demand for the Company’s products would impact management’s estimates in establishing the inventory provision. Inventory costs include licensing fee paid to platform proprietors. These licensing fees include the cost to manufacture the game cartridges. These licensing fees included in “costs of goods sold - product costs” amounted to $1,406,758 and $3,326,244 for the three months ended September 30, 2008 and 2007, respectively. Licensing fees included in inventory at September 30, 2008 and June 30, 2008 totaled $832,671 and $200,789, respectively.

Advances on Royalties

The Company utilizes third parties to develop its games and makes payments to third-party developers as they reach certain contract milestones. The Company enters into contracts with third-party developers once the game design has been approved by the platform proprietors and is technologically feasible.  The Company capitalizes such payments to third-party developers during their development of games. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owed to the third-party developer from the sales of the game. To the extent these prepaid royalties are sales performance related, the royalties are expensed against projected sales revenue at the time a game is released and charged to costs of goods sold. Any pre-release milestone payments that are not prepayments against future royalties are expensed when a game is released and charged to costs of goods sold. Any additional cost incurred beyond the milestone payments is expensed to “cost of goods sold - royalties”. Capitalized costs for games that are cancelled or abandoned prior to product release are charged to “cost of goods sold - royalties” in the period of cancellation. The Company did not recognize any impairment charges during the three months ended September 30, 2008 and 2007.

Beginning upon product release, advances on royalties are amortized to “cost of goods sold – royalties” based on the ratio of current revenue to total projected revenues. These projected revenues are based on management’s estimates and usually result in the majority of the amortization taking place within the first six months of release. Periodically, the Company evaluates the future recoverability of games released in prior periods, based upon an individual game’s performance.

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

Intellectual Property Licenses

Intellectual property license costs consist of fees paid by the Company to license the use of trademarks, copyrights, and software used in the development of games by third party developers. The licenses may be used in several games or a single game. The Company analyzes intellectual property licenses in accordance with FASB Staff Position (FSP) FASB Interpretation (FIN) No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners.” As a result, the Company has recorded a minimum guaranteed liability of approximately $110,000 and $85,000 as of September 30, 2008 and June 30, 2008, respectively. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records royalty payments as an asset when actually paid and as a liability when incurred, rather than upon execution of the contract. The Company classifies minimum royalty payment obligations as current liabilities to the extent they are contractually due within the next twelve months.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Unaudited)

1. Summary of Significant Accounting Policies, continued

Periodically the Company evaluates the future recoverability of capitalized intellectual property licenses, based on the expected performance of the specific games. Prior to the related game’s release, the Company expenses, as part of “cost of goods sold - intellectual property licenses,” any intellectual property license costs that are not recoverable. If the Company abandons a game, any capitalized intellectual property costs are charged to “cost of goods sold - intellectual property licenses,” at the time of cancellation. The Company uses various factors to evaluate expected game performance, including preorders for the game prior to release. The Company did not recognize any impairment charges during the three months ended September 30, 2008 and 2007.

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

Evaluating the recoverability of intellectual property licenses often involves management assumptions and judgments that can have a significant impact on the timing and amounts which the Company reports. For example, in determining the future recoverability and timing of such intellectual property license, the Company must make assumptions in the assessment of expected game performance which utilizes forecasted sales amounts and estimates of additional costs to be incurred. If actual sales or revised forecasted sales fall below the initial forecasted sales for a specific game, the charge to “cost of goods sold - intellectual property licenses” may be larger than expected for any particular period.

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

With respect to license agreements that provide mass retailers the right to rent the software, revenue is recognized when the rental occurs. Regarding on-line transactions including electronic downloads of titles and additional downloadable content, the Company recognizes revenue when the fee is paid by the on-line customer for the online product and the Company is notified by the online retailer that the product has been downloaded. In accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition” and the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”, amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transaction” and SOP 81-1 “Accounting for performance of construction type and certain production type contracts” , the Company evaluates revenue recognition using the following basic criteria and recognize revenue for both product sales and licensing transactions when all four criteria are met: (i) evidence of an arrangement transaction exists; (ii) the arrangement fee is fixed or determinable; (iii) collection of the related receivable is deemed probable; and, (iv) delivery has occurred in which title has passed. Revenue recognition also determines the timing of certain expenses including “cost of goods sold - product costs”, “cost of goods sold - royalties”, and “cost of goods sold - intellectual property licenses”.

Acquisition Costs

The Company capitalizes certain fees related to mergers and acquisitions. These fees include costs directly related to acquisition activity, primarily investment advisory services. All internal costs associated with merger or acquisition are expensed as incurred. For the three months ended September 30, 2008 costs related to the acquisition of Gone Off Deep, LLC (see Note 11) totaling $18,380 were expensed as incurred due to their nature.

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

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Unaudited)

1. Summary of Significant Accounting Policies, continued

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS No. 141(R)”), “Business Combinations”, which requires the recognition of assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will have a material impact on the Company’s Consolidated Financial Statements for material acquisitions consummated on or after June 30, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, which establishes new accounting and reporting standards for noncontrolling interests (e.g., minority interests) and for the deconsolidation of a subsidiary. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its Consolidated Financial Statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Unaudited)

1. Summary of Significant Accounting Policies, continued

In December 2007, the FASB ratified Emerging Issues Task Force’s (“EITF”) consensus conclusion on EITF 07-01, “Accounting for Collaborative Arrangements”. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. Under this conclusion, a participant to a collaborative arrangement should disclose information about the nature and purpose of its collaborative arrangements, the rights and obligations under the collaborative arrangements, the accounting policy for collaborative arrangements, and the income statement classification and amounts attributable to transactions arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-01 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date. While the Company has not yet completed its analysis, the Company does not anticipate the implementation of EITF 07-01 to have a material impact on its Consolidated Financial Statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. FSP FAS 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements”, for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of certain provisions of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. The Company does not expect the adoption of FSP FAS 157-2 to have a material impact on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133”. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its Consolidated Financial Statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This guidance for determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired individually or with a group of other assets in either an asset acquisition or business combination.

FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, and early adoption is prohibited. The Company is currently evaluating the impact FSP FAS 142-3 will have on its Consolidated Financial Statements.

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees — An Amendment of FASB Statement No. 133 and FASB Interpretation No.45; and Clarification of the Effective Date of FASB Statement No.161”. FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP, which amend SFAS No. 133 and FIN No. 45, are effective for reporting periods (annual or interim) ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161. Disclosures required by SFAS No. 161 are effective for any reporting period (annual or interim) beginning after November 15, 2008. The Company does not expect the adoption of FSP FAS 133-1 and FIN 45-4 to have a material impact on its Consolidated Financial Statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Unaudited)

2. Fair Value Measurements

On July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” except as it applies to the nonfinancial assets and nonfinancial liabilities that are subject to FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157”.

These nonfinancial items include assets and liabilities such as a reporting unit measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. SFAS No. 157 establishes a three-tier hierarchy that draws a distinction between market participant assumptions based on (1) observable quoted prices in active markets for identical assets or liabilities (Level 1), (2) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (3) unobservable inputs that require us to use other valuation techniques to determine fair value (Level 3).

As of September 30, 2008, the Company’s financial assets and liabilities measured and recorded at fair value were as follows:

Fair Value Measurements at Reporting Date Using
Quoted Prices
in
		Active Markets	Significant
		for Identical	Other	Significant
	As of	Financial	Observable	Unobservable	Balance
	September	Instruments	Inputs	Inputs	Sheet
	30, 2008	(Level 1)	(Level 2)	(Level 3)	Classification
Assets
Money market funds	$404,749	$404,749	$-	$-	Cash and cash equivalents

Total assets at fair value	$404,749	$404,749	$-	$-

The Company’s money market funds are measured and recorded on a recurring basis.

3. Inventories

At September 30, 2008 and June 30, 2008, inventories consist of the following:

	September 30, 2008	June 30, 2008
Finished goods	$4,290,229	$6,239,060
Purchased parts and components	99,113	299,584
Total	$4,389,342	$6,538,644

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Unaudited)

4. Intellectual Property Licenses

On August 28, 2007 the Company contracted to use copyrighted images in a game that a third party developer is developing for the Company for a total cost of $100,000. As of September 30, 2008, the Company has recorded royalty payments totaling $100,000 as an asset under the terms of the agreement. In addition, on October 29, 2007, the Company contracted to license software that would be used in the development of games by third parties for a total cost of $2,540,000 to be paid within 18 months. Pursuant to the contract, the Company has an option to convert the right and license to use the intellectual property for a specific number of games or for an unlimited number of games. As of September 30, 2008, the Company has opted to use the intellectual property for five games, at a total cost of $1,810,000. The first game was released in the quarter ending September 30, 2008, three future games are expected to be released by quarter end September 30, 2009. The final game’s release date is yet to be determined. At September 30, 2008 and June 30, 2008, the Company has $110,000 and $85,000, respectively, payable against these contracts, which is included in accrued expenses and other current liabilities.

5. Line of Credit

In December 2005, the Company obtained a revolving line of credit from a financial institution in the maximum amount of $5.0 million, set to expire on April 30, 2008. The agreement was extended in September 2008 to November 30, 2008. On August 6, 2007, the borrowing limit of the line of credit was increased to $9.0 million and effective September 1, 2007, the availability of the maximum line of credit was limited to the lesser of 65% of eligible accounts receivable from North America operations or $9.0 million. At June 30, 2007, such terms were 75% and $5.0 million, respectively. On November 1, 2007, the borrowing limit on the line of credit decreased to $6.5 million and further decreased on December 1, 2007 to $5.0 million. The line of credit bears interest at prime plus ½%, which was 5.50% and 5.50% at September 30, 2008 and June 30, 2008, respectively. The financial institution processes payments received on such accounts receivable as payments on the revolving loan of credit. The line is collateralized by gross accounts receivable of approximately $9,796,000 and $13,629,000 at September 30, 2008 and June 30, 2008, respectively. The line of credit is further collateralized by the personal guarantees, and pledge of personal securities and assets by two shareholders. The agreement contains certain financial and non-financial covenants. At September 30, 2008, the Company was in compliance with these covenants.

At September 30, 2008 and June 30, 2008, the outstanding line of credit balance was $2,687,628 and $4,851,819, respectively. As of September 30, 2008 and June 30, 2008, the Company had $707,459 and $148,181, respectively, available under its credit facility. For the three months ended September 30, 2008 and 2007, interest expense relating to the line of credit was $31,132 and $132,490, respectively.

6. Related Party Transactions

Related party receivables

Related party receivables consist of short-term advances to employees. No allowance has been provided due to the historic short-term nature and recoverability of such advances.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(UNAUDITED)

6. Related Party Transactions, continued

Accrued Expenses - Related Party

Accrued expenses due to the related party as of September 30, 2008 and June 30, 2008 consisted of:

	As of September 30, 2008	As of June 30, 2008
Balance at beginning of period	$4,182	$650,889
Expenses incurred:
Consulting fees	-	920,930
Commissions	147,599	433,370
Less: amounts paid	(106,078)	(2,001,007)
Balance at end of period	$45,703	$4,182

The Company incurred fees for office space and staff services under an informal arrangement to an entity partially owned by two shareholders of the Company. For the three months ended September 30, 2008 and 2007, the Company incurred fees totaling $0 and $350,215 respectively, which is included in the general and administrative expenses in the accompanying consolidated statements of operations. The consulting fee for the period July 1, 2007 through September 30, 2007 was based on the actual costs the organization incurred in providing office space and staff services.

For the three months ended September 30, 2008 and 2007, the Company incurred sales commissions for the marketing and sale of video games of $147,599 and $153,662, respectively, to two affiliates of a shareholder, which is included in sales and marketing expenses in the accompanying consolidated statements of operations. At September 30, 2008 and June 30, 2008, the Company had accrued commissions payable of $45,703 and $4,182, respectively.

For the three months ended September 30, 2008, and September 30, 2007, the Company incurred fees for broadband usage of $20,850 and $0, respectively to an entity partially owned by shareholders of the Company, which is included in sales and marketing expenses in the accompanying consolidated statements of operations.

Due to Shareholder

On January 14, 2008, the company entered into an agreement with the members prior to the Acquisition to distribute an amount, in cash, for the purpose of enabling existing shareholders of the Company to make tax payments on the income the Company earned while it was taxed as partnership under Subchapter K of the Internal Revenue Code. At June 30, 2008, the amounts due to these shareholders were $228,998. As of September 30, 2008 no amounts were outstanding.

Due to Related Parties

The Company received advances, which were payable on demand, from certain affiliated entities of a shareholder of the Company. Such advances were non-interest bearing and were not collateralized. At September 30, 2008 and June 30, 2008, the amounts due to these entities were $56,221 and $15,658, respectively.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Unaudited)

7. Commitments

Developer of Intellectual Property Contracts

The Company regularly enters into contractual arrangements with third parties for the development of games as well as the rights to license intellectual property. Under these agreements, the Company commits to provide specified payments to a developer or intellectual property holders, based upon contractual arrangements, and conditioned upon the achievement of specified development milestones. These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recouped against future royalties earned by the developers based on the sale of the related game. On October 26, 2007, the Company entered into an agreement with a third party game developer in connection with certain development agreements. Pursuant to the agreement, the Company has committed to spend specified amounts for marketing support for the related game which is to be developed. Cost of goods sold - royalties amounted to $808,921 and $4,105,495 for the three months ended September 30, 2008 and 2007, respectively.

Lease Commitments

In October 2007, the Company entered into a new one year lease for its United Kingdom office, beginning in December 2007, with a monthly rent of $5,188. Prior to this lease, the United Kingdom office had a lease for office space for the period January 2006 through November 2007, with monthly rent of $2,151. Office rent expense for the three months ended September 30, 2008 and 2007, was $17,099 and $6,432, respectively.

The Company entered into a non-cancelable operating lease with an affiliate, on January 1, 2008, for offices located in Midlothian, Virginia. The lease includes monthly payments of $7,542 for 36 months. Office rent expense for the three months ended September 30, 2008 was $22,625.

The total future minimum commitments under these agreements as of September 30, 2008 are as follows:

	Software		Office
	Developers	Marketing	Lease	Total

2009	$10,704,469	$214,167	$100,671	$10,019,307
2010	1,121,151	-	90,500	1,211,651
2011	-	-	22,622	22,622

Total	$11,825,620	$214,167	$213,793	$12,253,580

Solicitation Services

Prior to Global Services’ initial public offering, the Company engaged HCFP/Brenner Securities, LLC (“HCFP”), on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Class W and Class Z Warrants. In consideration for solicitation services, the Company agreed to pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after April 18, 2007 if the exercise is solicited by HCFP. No services have been provided as of September 30, 2008.

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

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Unaudited)

8. Equity Transactions

Series A Convertible Preferred Stock

During the three months ended September 30, 2008, the Company raised $1,579,000 in gross cash proceeds through the private placement of shares of Series A Convertible Preferred Stock at a purchase price of $1 per share to a group of accredited investors.

The shares of Series A Convertible Preferred Stock are initially convertible into common stock at a conversion price of $1 per share. In conjunction with the private placement, for every two shares of preferred stock purchased, each purchaser was entitled to exchange one Class W or Class Z warrant in exchange for one Class Y warrant. Each Class Y warrant entitles the holder to purchase a share of common stock for $1.50 per share. The expiration date for the Y warrants is May 31, 2013. As of September 30, 2008, the Company issued 5,960,149 Y warrants and was obligated to issue an additional 225,000 Class Y warrants.

The Company has accounted for the warrant exchange right similar to the issuance of detachable stock purchase warrants in accordance with APB No. 14, whereby the Company separately measured the fair value of the convertible preferred stock and the warrant exchange right and allocated the total proceeds on a relative fair value basis to each.

In accordance with the provisions of EITF No. 98-5 and EITF No. 00-27, the Company allocated a portion of the proceeds received to the embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible preferred stock and the fair value of the underlying common stock on the date the convertible preferred stock was issued. Since the convertible preferred stock also had detachable stock purchase warrants, the Company first allocated the proceeds to the stock purchase warrants and the convertible preferred stock and then allocated the resulting convertible preferred stock proceeds between the beneficial conversion feature, which was accounted for as paid-in capital, and the initial carrying amount of the convertible preferred stock. The discount resulting from the beneficial conversion feature was recorded as a deemed dividend in the amount of $1,142,439, representing the beneficial conversion feature of the Series A Preferred Stock.

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

Equity Incentive Compensation Plan

In May 2008, the Company’s Board of Directors and its shareholders approved the 2008 Equity Incentive Compensation Plan (the “2008 Plan”) for the grant of stock awards to officers, directors, employees and consultants. The 2008 Plan expires in May 2018. Shares available for future grant as of September 30, 2008 were 3,876,000 under the 2008 Plan.

Stock awards and shares are generally granted at prices which the Company’s Board of Directors believes approximates the fair market value of the awards or shares at the date of grant. Individual grants generally become exercisable ratably over a period of three years from the date of grant. The contractual terms of the options range from three to ten years from the date of grant.

We are required to recognize compensation costs for the stock-based payments to employees, based on the fair value at their grant-date. The fair value is determined using the Black-Sholes valuation model. The determination of fair value is affected by our stock price and volatility, employee exercise behavior, and the time for the shares to vest.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Unaudited)

8. Equity Transactions, continued

The assumptions used in the Black-Sholes valuation model to value the option grants were as follow:

Stock Option Grants
Three Months Ended September 30, 2008
Risk-free interest rate	4.01%
Weighted-average volatility	57.56%
Expected Term	6 years
Expected Dividends	None

The following table summarizes the stock-based compensation expense resulting from stock options and restricted stock in our Consolidated Statement of Operations:

Three Months Ended September 30, 2008
Marketing and sales	$37,734
General and administrative	126,628
Stock-based compensation expense	$164,362

As of September 30, 2008 unrecognized stock-based compensation was $1.36 million and will be recognized over a weighted average of 2.2 years. As of September 30, 2008 there is no unrecognized stock-based compensation related to restricted stock granted to employees.

The following table summarizes the stock option activity for the three months ended September 30, 2008:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2008	—	$—
Activity for the three months ended September 30, 2008
Granted	1,025,000	2.30
Exercised	—	-
Forfeited, cancelled or expired	—	-
Outstanding as of September 30, 2008	1,025,000	$2.30	9.75	$—
Exercisable as of September 30, 2008	—	$—	—	$—

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Unaudited)

8. Equity Transactions, continued

The following table summarizes our restricted stock activity for the three months ended September 30, 2008:

	Options	Weighted- Average Exercise Price
Outstanding as of June 30, 2008	—	$—
Activity for the three months ended September 30, 2008
Granted	99,000	2.30
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding as of September 30, 2008	99,000	$2.30
Exercisable as of September 30, 2008	—	$—

9. Warrants to Purchase Common Stock

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

Each Class W Warrant issued is exercisable for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on April 18, 2007 and ending April 17, 2011. As of September 30, 2008, there were 3,027,550 Class W Warrants outstanding after giving effect to the exchange of Class Y warrants.

Each Class Z Warrant issued is exercisable for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on April 18, 2007 and ending April 17, 2013. As of September 30, 2008, there were 4,667,301 Class Z Warrants outstanding after giving effect to the exchange of Class Y warrants.

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

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Unaudited)

9. Warrant to Purchase Common Stock, continued

In conjunction with the preferred stock sold during the year ended June 30, 2008, for every 2 shares of preferred stock purchased, each purchaser was entitled to exchange one Class W or Class Z warrant in exchange for one Class Y warrant. Each Class Y warrant entitles the holder to purchase a share of common stock for $1.50 per share. The expiration date for the Y warrants is May 31, 2013. As of September 30, 2008, the Company issued 5,960,149 Class Y warrants and was obligated to issue an additional 225,000 Class Y warrants.

Purchase Option

In April 2008, in connection with the Acquisition, the Company issued five-year fully vested warrants to purchase 500,000 shares of common stock at $1 per share valued at $63,905 in satisfaction of the underwriter purchase option. In addition, the company issued 236,850 fully vested warrants to purchase common stock at an average exercise price of approximately $1.15 per share valued at $320,158 in satisfaction of the purchase option on the sale of the preferred stock expiring on May 31, 2013. If the holder is unable to exercise the warrants, the warrants will expire as worthless.

10. Income Taxes

Deferred tax assets and liabilities on the balance sheets reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The deferred tax assets and liabilities are classified on the balance sheets as current or non-current based on the classification of the related assets and liabilities.

Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. The Company adjusts its valuation allowance from time to time based on such evaluations. Based upon the Company’s historical taxable income, when adjusted for non-recurring items, net operating loss carryback potential and estimates of future profitability, management has concluded that, in its judgment, the deferred tax asset should remain fully reserved at September 30, 2008.

The Company adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, as of July 1, 2007. This standard modifies the previous guidance provided by Financial Accounting Standards Board Statement No. 5 (FAS 5), Accounting for Contingencies and Financial Accounting Standards Board Statement No. 109 (FAS 109), Accounting for Income Taxes for uncertainties related to the company’s income tax liabilities. The implementation of FIN 48 did not result in a material adjustment to the liability for unrecognized income tax benefits.

There was no increase recorded through September 30, 2008 related to material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense in the consolidated statements of operations. For the three months ended September 30, 2008, the Company has not recorded any material interest or penalty expense related to income taxes.

The tax return years from 2005 forward in the Company’s major tax jurisdictions are not settled as of September 30, 2008; no changes in settled tax years have occurred through September 30, 2008. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats certain post-2005 tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

The Company estimates that it is reasonably possible that no reduction in unrecognized tax benefits may occur in the next twelve months due primarily to the expiration of the statute of limitations in various state and local jurisdictions. The Company does not currently estimate any additional material reasonably possible uncertain tax positions occurring within the next twelve-month time frame.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements - (Unaudited)

11. Subsequent Events

On October 10, 2008, the Company acquired all of the outstanding membership interests of Gone Off Deep, LLC, doing business as Gamecock Media Group (“Gamecock”), an independent videogame publisher based in Austin, Texas, pursuant to a definitive purchase agreement with Vid Agon, LLC (the “Seller”) and Vid Sub, LLC (the “Member”). The Member is a wholly-owned subsidiary of the Seller and owner of approximately 96% of Gamecock’s outstanding membership interests. Pursuant to the terms of the purchase agreement, the Company acquired all of the outstanding membership interests of the Member in exchange for aggregate consideration of 7% of the revenue from sales of certain videogames of Gamecock, net of certain fees and expenses, and a warrant to purchase 700,000 shares of the Company’s common stock.

On October 1, 2008, the Company issued 10,000 stock options to its non-employee directors. These options will vest on September 30, 2009 and have a strike price of $2.00. On October 1, 2008, 10,000 shares of restricted common stock were issued to the Company’s non-employee directors. These shares will vest on October 1, 2009. On October 1, 2008, the Company issued 68,000 stock options to employees. These options will vest over a three year period and have a strike price of $2.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended June 30, 2008.

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements reflect our plans, expectations and beliefs, and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Item 1A of Part II.

Overview

We are an independent developer and publisher of interactive entertainment software. We utilize our network of independent studios and developers to create videogames for all leading gaming and entertainment hardware platforms, including Sony’s PLAYSTATION®3, or PS3, and PlayStation®2, or PS2, computer entertainment systems; Sony’s PSP® (PlayStation®Portable) system, or PSP; Microsoft’s Xbox 360® videogame and entertainment system, or Xbox 360, Nintendo’s Wii™, or Wii, DS™, or DS, and Game Boy® Advance, or GBA, and for the PC and Games for Windows®. Our portfolio of videogames extends across a variety of consumer demographics, ranging from adults to children and hard-core videogame enthusiasts to casual gamers.

We incorporated in Delaware on August 10, 2005 under the name Global Services Partners Acquisition Corp. to serve as a vehicle to effect an acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination with a then-unidentified operating business. On May 12, 2008, we acquired all of the outstanding membership interests of SouthPeak Interactive, L.L.C., or SouthPeak, pursuant to a Membership Interest Purchase Agreement. SouthPeak was originally formed in 1996 as an independent business unit of SAS Institute, Inc. We refer to the acquisition of SouthPeak herein as the “Acquisition.”

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

Our strategy is to capitalize on the growth of videogame market, particularly the expanding demographics of videogame players, and focus on creating premium quality videogames and successful franchises for which we can create sequels. We are developing a portfolio of exciting proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, strategy, role-playing, sports and racing. We also intend to identify and acquire companies which would either expand our portfolio of proprietary software content, provide access to new customers or markets, or both. On October 10, 2008, we acquired Gone Off Deep, LLC, doing business as Gamecock Media Group, or Gamecock, an independent videogame publisher based in Austin, Texas.

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

We maintain operations in the US and in the United Kingdom. For the three months ended September 30, 2008 and 2007, international operations contributed approximately 10.9% and 22.1%, respectively, to consolidated net revenues. We sell our videogames directly to retailers and distributors in North America. In Europe and Australia, we primarily sell our videogames directly to distributors. We operate in one business segment, interactive videogame publishing.

First Quarter 2009 Releases

We released the following videogames in the three month period ended September 30, 2008:

Title	Platform	Date Released
Mr. Slime	NDS	7/14
B-Boy	PS2	7/28
Monster Madness – Grave Danger	PS3	8/4
Two Worlds Epic	PC	8/19
B-Boy	PSP	9/12
Igor	NDS	9/15
Igor	Wii	9/16
Igor	PC	9/23

Consolidated Financial Statements

Our consolidated financial statements include the accounts of SouthPeak Interactive Corporation and its wholly-owned subsidiaries, SouthPeak Interactive, L.L.C. and SouthPeak Interactive, Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

The following are the primary components of our consolidated statement of operations:

Net Revenues. Our revenue is derived from publishing and selling videogames. We work with independent developers and/or development studios to develop proprietary videogames and also license rights to properties from third parties. We focus on providing high quality videogames that command prices that are similar to those obtained by our major competitors in the front-line/premium videogame market ($39.95 to $59.95) and that are featured prominently “on the shelf” of major retailers, and not on focusing on lower-priced “value games” and that generally are found in “budget game bins” in retail outlets (usually priced between $9.99 and $14.99). The future growth of our revenues is dependent upon our ability to continue providing highly desirable, high quality videogames to the market.

Cost of Goods Sold.   Cost of goods sold consists of royalty payments to third party developers, license fees to videogame manufacturers, and manufacturing costs of the videogame discs, cartridges or similar media. Proprietary console manufacturers approve and manufacture each videogame for their platform. They charge their license fee for each videogame based on the expected retail sales price of the videogame. Such license fee is paid by us based on the number of videogames manufactured. Should some of the videogames ultimately not be sold, or the sales price to the retailer be reduced by us through price protection, no adjustment is made by the proprietary console manufacturer in the license fee originally charged. Therefore, because of the terms of these license fees, we may have an increase in the cost of goods as a percent of net revenue should we fail to sell a number of copies of a videogame for which a license has been paid, or if the price to the retailer is reduced.

We utilize third-parties to develop our videogames on a royalty payment basis. We enter into contracts with third party developers once the videogame design has been approved by the platform proprietors and is technologically feasible. Specifically, payments to third-party developers are made when certain contract milestones are reached, and these payments are capitalized. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owing to the third-party developer from the sales of the videogame. To the extent these prepaid royalties are sales performance related, the royalties are expensed against projected sales revenue at the time a videogame is released and charged to costs of goods sold. This normally results in expensing all prepaid royalties based upon the first and, on occasion, the second lot of shipments of the videogame. Any pre-release milestone payments that are not prepayments against future royalties are expensed when a videogame is released and then charged to costs of goods sold. Capitalized costs for videogames that are cancelled or abandoned prior to product release are charged to “cost of goods sold - royalties” in the period of cancellation.

Gross Profit. Our gross profit is positively impacted by our strategy of using cost-efficient, external third party developers to develop our videogames, rather than directly employing videogame developers or maintaining a costly development studio. Additionally, we are often able to attract high quality developers willing to work for lower costs because of the creative flexibility and focused attention provided by us. Gross profits are positively impacted by titles that perform better then our budgeted forecasts, since manufacturing, royalties and licensing costs are faster recouped and economies of scale occur as the incremental sales of a videogame produce greater profitability. In addition since we utilize a variety of third-party developers, our royalty payments and obligations are different for each title thereby impacting our gross profit. Gross profits are negatively impacted by costs written off from abandoned projects, videogames that do not meet our sales expectations, and by videogames that require more significant royalty payments to developers.

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

Sales and Marketing Expenses. Sales and marketing expenses consist of advertising, marketing and promotion expenses, and commissions to external sales representatives. The largest component of this expense relates to certain customer marketing allowances. As the number of newly published videogames increases, advertising, marketing and promotion expenses are expected to rise accordingly. We recognize advertising, marketing and promotion expenses as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related ad is run for the first time. We also engage in cooperative marketing with some of our retail channel partners. We accrue marketing and sales incentive costs when revenue is recognized and such amounts are included in selling and marketing expense when an identifiable benefit to the company can be reasonably estimated; otherwise, there incentives are recognized as a reduction to net revenues. Such marketing is offered to our retail channel partners based on a single sales transaction, as a credit on their accounts receivable balance, and would include items such as contributing to newspaper circular ads and in store banners and displays.

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

Interest and Financing Costs. Interest and financing costs are attributable to SouthPeak’s line of credit and financing arrangements that are used to fund development of videogames with third parties, which often takes 12-18 months. Additionally, such costs are used to finance the accounts receivables prior to payment by customers.

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

Advances on Royalties.  Beginning upon a product release, advances on royalties are amortized to “cost of goods sold - royalties” using the ratio of current revenues to total projected revenues, based on management’s estimates usually resulting in an amortization period of six months or less. At the end of each reporting period, we evaluate the future recoverability of videogames released in prior periods, based upon an individual videogame’s performance.

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

Intellectual Property Licenses. Intellectual property license costs arise from fees paid by us to license the use of trademarks, copyrights, and software used in the development of videogames by third party developers. The licenses may be used in several videogames or a single videogame.

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

Revenue Recognition. We recognize revenue from the sale of videogames when the videogame and risk of loss transfers to the customer, which in the normal business cycle occurs at the time of shipment. In conjunction with sale of videogames, we also establish a reserve to reduce the amount of revenue recognized on the sale of the videogames for expected future price protections (sales allowances) and returns issued for the product sold. Any changes in management’s estimates of future returns or price protections issued versus actual results could affect future net revenue and earnings of the company. Appropriately, management is very diligent to ensure that the reserves taken are appropriate for the sales in the period, so that variances in management estimates will be minimal. In Europe, we have agreements that provide customers on a videogame by videogame basis, the right to multiple copies in exchange for guaranteed minimum license fees, and revenue pursuant to such agreements is recognized at delivery of the product master. With respect to license agreements that provide mass retailers the right to rent the software, revenue is recognized when the rental occurs. Regarding online transactions involving electronic downloads of videogames and content, which is a new area for the company, revenue is recognized when the fee is paid by the online customer for the online product and the company is notified. Our revenues are recognized net of reserves for price protection and other allowances. Also, in order to recognize revenue for both videogame sales and licensing transactions, persuasive evidence of an arrangement must exist and collection of the related receivable must be deemed probable. Revenue recognition also determines the timing of recognition of certain expenses, including “cost of goods sold - product costs” and “cost of goods sold - royalties.”

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

Our management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of September 30, 2008. The evaluation was performed for the tax years ended December 31, 2007, 2006 and 2005 which remain subject to examination for federal, various states and United Kingdom income tax purposes by various taxing authorities as of September 30, 2008.

Our policy is to reclassify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses.

Deferred income taxes are provided for the effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. We measure assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income, the character of income needed to realize future tax benefits, historical financial results adjusted for non-recurring items and all other available evidence.

Management believes that based on the weight of the evidence, including estimates of future profitability, that a 100% valuation allowance should be recorded against the deferred tax asset. Management will continue to monitor our historical results when adjusted for non-recurring items, estimates of future profitability and all other evidence to assess the realizability of its net deferred tax assets based on evolving business conditions. Should management determine it is more likely than not that some portion or all of the deferred tax assets will be realized, we would reduce the valuation allowance.

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

Stock-Based Compensation Plans. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.”

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net revenues:

	Three Months
	Ended September 30,
	2008	2007

Net revenues	100.0%	100.0%

Cost of goods sold:
Product costs	64.7%	38.4%
Royalties	9.6%	22.4%
Intellectual property expense	0.5%	-%
Total cost of goods sold	74.8%	60.9%

Gross profit	25.2%	39.1%

Operating expenses:
Warehousing and distribution	2.5%	1.2%
Sales and marketing	22.6%	13.5%
Transaction costs	0.2%	-%
General and administrative	17.7%	5.2%
Total operating expenses	43.0%	19.8%

Operating (loss) income	(17.8)%	19.3%

Interest expense	0.7%	0.8%

Net (loss) income	(18.5)%	18.5%

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	13.6%	-%
Net (loss) income attributable to common shareholders	(32.1)%	18.5%

Three Months Ended September 30, 2008 and 2007

Net Revenues.  Net revenues for the three months ended September 30, 2008 were $8,391,611, a decrease of $9,904,851, or 54%, from net revenues of $18,296,462 for the comparable period in 2007.  The decrease in net revenues was primarily driven by the successful release of Two Worlds on the Xbox 360 platform during the comparable period in 2007.  For the three months ended September 30, 2008, the number of videogame units sold decreased to approximately 530,000 units, down approximately 171,000 units from approximately 701,000 units sold for the comparable period in 2007, primarily attributed to the reason discussed above.  Average net revenue per videogame unit sold decreased approximately 39%, from $26.10 to $15.83 for the three month periods ended September 30, 2007 and 2008, respectively.  This is primarily attributed to our sales of Two Worlds on the next generation Xbox 360 platform in the prior comparable period, which has a higher retail price than software for other hardware platforms.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2008 decreased to $6,278,454, down $4,860,209, or 44%, from $11,138,663 for the comparable period in 2007. The cost of royalty expense for the three months ended September 30, 2008 decreased 80% from the cost of royalty expense for the three months ended September 30, 2007. The decrease is a result of the successful launch of Two Worlds on the Xbox 360 platform in which the high profit margin resulted in increased royalty expense to the third party game developer.

Gross Profit.  For the three month periods ended September 30, 2008 and 2007, gross profit decreased to $2,113,157 from $7,157,799, or 70%, and gross profit margin decreased to 25.2% from 39.1%, or 36%. The decrease in gross profit is largely due to a decrease in net revenue. The decrease in gross profit margin is primarily due to sales of Grid, which has a lower gross margin than our other videogames resulting from higher co-publishing and distribution costs as a percentage of total net revenue. However, our gross profit margins have generally increased during each year of our operations due to (i) deeper engagement in the creative process of publishing videogames over time and (ii) migration towards publishing videogames for next generation hardware platforms that allow videogames to be sold at higher prices, without a proportionate increase in cost of goods sold.

Warehousing and Distribution Expenses. For the three months ended September 30, 2008 and 2007, warehousing and distribution expenses were $207,583 and $223,055, respectively, resulting in a decrease of 7%. This decrease is due primarily to our efforts to reduce costs by having manufacturers directly ship videogames to customers rather than having all sales go through a third party warehouse and logistics provider.

Sales and Marketing Expenses.  For the three months ended September 30, 2008, sales and marketing expenses decreased 23% to $1,898,455 from $2,463,399 for the comparable period in 2007. This decrease is primarily due to larger marketing budgets for Two Worlds released in the comparable period in 2007.  Advertising and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes. For the current quarter ending September 30, 2008, we incurred $811,818 in marketing costs for future game releases which are included in marketing expenses. Included in sales and marketing expenses for the three months ended September 30, 2008 is a noncash charge of $37,734 for stock options granted to vendors during the period.

General and Administrative Expenses.   For the three months ended September 30, 2008, general and administrative expenses increased 57% to $1,481,614 from $944,555 for the comparable period in 2007. Wages included in general and administrative expenses increased from $188,314 for the three months ended September 30, 2007 to $660,938 for the three months ended September 30, 2008, an increase of 251%. In addition to employees, for the comparable prior year a consulting fee was incurred by us in payment for staff related expenses, occupancy costs, telephones and communications expenses, and office supplies. Such consulting fee totaled $354,732 for the three months ended September 30, 2007 and $0 for the three months ended September 30, 2008. Professional fees increased 182% from $79,637 for the three months ended September 30, 2007 to $224,490 for the three months ended September 30, 2008 as a result of increased costs associated with being a public company. Travel and entertainment expenses were $138,593 for the three months ended September 30, 2007, decreasing 37% to $87,120 for the three months ended September 30, 2008. General and administrative expenses as a percentage of net revenues increased, to 18.2% for the three months ended September 30, 2008 from 5.2% for the same period in fiscal year 2008. In addition, for the three months ended Sept. 30, 2008, general and administrative expenses include a $126,628 charge for noncash compensation related to employee stock options and restricted stock granted.

As a result of the Acquisition, it is anticipated that staffing will increase, partly to comply with financial and accounting reporting requirements of a public company. In addition it is expected, as additional sales territories are added and more videogames are offered for sale, that sales will increase. It is anticipated that staffing will increase to support the increased sales volume.

Transaction Costs.  For the three months ended September 30, 2008, we incurred $18,380 in costs related to the Acquisition. These costs included professional fees to accounting firms, law firms and advisors.

Operating Income (Loss).   For the three months ended September 30, 2008, our operating loss was $1,492,875 versus operating income of $3,526,790 in the prior year period. The decrease in operating income is principally due to fewer videogame units sold in the quarter compared to the quarter ending September 30, 2007. For the three months ended September 30, 2008, operating loss as a percentage of net revenue was 17.8%.

Interest and Financing Costs.   For the three months ended September 30, 2008, interest and financing costs decreased to $58,879 from $149,824 for the prior year period due to a decrease in average borrowings as a result of the increase in working capital provided by the sale of preferred stock in 2008.

Income Taxes. Following the Acquisition, SouthPeak became subject to the payment of corporate income taxes. As a result of the federal net operating loss generated for the three months ended September 30, 2008 and other timing differences, there are no income taxes payable for the three months ended September 30, 2008. For the 2007 comparable period, no income taxes were incurred since the Company was filing as a partnership and the LLC members paid the respective income taxes on the income of the Company.

Net Loss.   For the three months ended September 30, 2008, we generated a net loss of $1,551,754 as compared to net income of $3,376,966 in the same period of the prior year.

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

Liquidity and Capital Resources

Historically, we have met our capital needs through our operating activities, our line of credit and, prior to the Acquisition, loans from related persons and our members. Our cash and cash equivalents were $1,163,648 at September 30, 2008 and $4,095,036 at June 30, 2008. Our cash is and was used principally for working capital purposes, including milestone payments for advances on royalties.

We expect continued volatility in the use and availability of cash due to fluctuations in receivables collections and quarterly working capital needs necessary to finance our business and growth objectives. During the three months ended September 30, 2008, we sold additional shares of preferred stock which provided additional liquidity to fund our continued growth through investment in videogame development. As of September 30, 2008, our operating activities combined with the additional preferred stock sold funded our working capital needs.

Although there can be no assurance, our management believes that there will be sufficient capital resources from our operations, our line of credit and the sale of additional preferred stock to finance our requirements for development, production, marketing, the purchases of equipment, and the acquisition of intellectual property rights for future products for at least the next 12 months. Furthermore, as a result of the Acquisition, SouthPeak has enhanced its ability to finance future operations and future growth through access to the public securities markets.

Line of Credit. SouthPeak has a revolving loan due to a financial institution, with a maximum outstanding amount of $5.0 million at September 30, 2008. The loan bears interest at prime plus ½%, which was 5.50% and 5.50% at September 30, 2008 and 2007, respectively. The outstanding loan amount cannot exceed 65% of eligible accounts receivable from North American operations. Payments received on such accounts are processed by the financial institution as payments on the revolving loan. The line is collateralized by gross accounts receivable of $9,795,681 and $13,629,000 at September 30, 2008 and June 30, 2008, respectively. The line of credit is further collateralized by the personal guarantees, and pledge of personal securities and assets, by two of our stockholders. The note contains certain financial and non-financial covenants, and at September 30, 2008 and 2007, we were in compliance with the covenants.

At September 30, 2008 and June 30, 2008, the loan outstanding totaled $2,687,628 and $4,851,819, respectively, and the remaining available under the line of credit amounted to $707,459 and $148,180, respectively. In the future, we may elect to increase the maximum outstanding amount on the line of credit as our business grows and our gross margins continue improving in the ordinary course of business. For the three months ended September 30, 2008 and 2007, interest expense relating to the line of credit was $31,132 and $148,035, respectively. All interest is expensed. The termination date of the line of credit has been extended to November 30, 2008. Our management believes that the line of credit will be renewed and potentially expanded in the normal course of business. The maximum amount outstanding was temporarily increased to $9.0 million for the period of August 6, 2007 to November 1, 2007 in order to provide funding to finance the production and sales of videogames in this period; after which it was reduced to $6.5 million until December 1, 2007, at which time the maximum amount outstanding was reduced to $5.0 million.

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

For the three months ended September 30, 2008, we had net cash used in operating activities of $1,826,090 compared to $2,935,416 for the three months ended September 30, 2007. Although there is a large decrease in net income between the periods, there are other factors that have led to the negative cash flow from operations, which include a large amount of inventory on hand at September 30, 2008 and large accounts receivable balances as a result of sales for both periods. The largest increase in cash provided by operating activities for the three months ended September 30, 2008 was a decrease in accounts receivable of $4,552,796. Generally, when new videogames are launched, there is a large amount of payables and receivables on the books to account for the cost of manufacturing the videogames, and from the large sales volume. Accounts payable were paid down for the period ended September 30, 2008, as payment was received on outstanding accounts receivable at June 30, 2008.

The cash used in investing activities for the three months ended September 30, 2008 and 2007 was $120,433 and $107,645, respectively. The cash used in both periods primarily related to the purchase of office and computer equipment.

During the three months ended September 30, 2008, financing activities resulted in net cash used of $996,472 and net cash provided of $2,777,304 for the three months ended September 30, 2007. For the three months ended September 30, 2008, the sale of the preferred stock provided additional cash flow for the period, while available cash for the period went in part to pay down the line of credit. Conversely, for the period ended September 30, 2007, we had additional borrowings on the line of credit to fund cash needs for the launch of Two Worlds on the Xbox 360 platform.

We are able to meet a substantial portion of our capital needs through operating cash flows, our line of credit and the sale of additional preferred stock. Additionally, as our gross profit margins increase our operating cash flows are expected to contribute more towards our capital needs in the future. Although there can be no assurances, our management believes that we have sufficient capital resources from our operations, our line of credit, and the sale of preferred stock to finance our operations and growth.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended June 30, 2008. Our exposures to market risk have not changed materially since June 30, 2008.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us, we do not expect that any such liability will have a material adverse effect on our financial positions, operating results or cash flows.

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

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended June 30, 2008 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our annual report on Form 10-K for the year ended June 30, 2008. Except as presented below, there have been no material changes from the risk factors described in our annual report on Form 10-K for the year ended June 30, 2008.

We may not be able to realize the benefits we anticipate from the acquisition of Gamecock Media Group.

We acquired Gamecock in October 2008 with the expectation that the acquisition would both grow and enhance our product pipeline. We may not realize these benefits, as rapidly as, or to the extent, anticipated by our management. Operations and costs incurred in connection with the integration of Gamecock with our operating subsidiary could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected. The acquisition, as with all acquisitions, involves numerous risks, including:

●	difficulties in integrating operations, technologies, products and personnel of Gamecock;

●	diversion of financial and management resources from existing operations;

●	potential loss of key employees of Gamecock;

●	integrating personnel with diverse business and cultural backgrounds;

●	preserving the development, distribution, marketing and other important relationships of Gamecock; and

●	inability to generate sufficient revenue and cost savings to offset acquisition costs.

The acquisition of Gamecock may also cause us to:

●	make large and immediate one-time write-offs and restructuring and other related expenses;

●	become subject to litigation; and

●	create goodwill or other intangible assets that could result in significant impairment charges and/or amortization expense.

As a result, if we fail to properly execute and integrate the Gamecock acquisition, the acquisition may result in our not achieving its anticipated benefits. As a result, our business and prospects may be seriously harmed.

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

Item 6. Exhibits

Exhibit
Number		Exhibit

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.2(1)	Amended and Restated Bylaws.
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHPEAK INTERACTIVE CORPORATION

By:	/s/ Melanie Mroz
Melanie Mroz President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrea Gail Jones
Andrea Gail Jones Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2008

INDEX TO EXHIBITS

Exhibit
Number		Exhibit

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.2(1)	Amended and Restated Bylaws.
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.