Form 10-Q
period 2008-12-31
SouthPeak Interactive CORP
filed 2009-02-17
CIK 1336262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
Yes ☐     No ☑

As of February 17, 2009, 36,043,100 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

PART I

Item 1. Condensed Consolidated Financial Statements

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2008	June 30, 2008
Assets

Current assets:
Cash and cash equivalents	$212,647	$4,095,036
Restricted cash	141,008	139,104
Accounts receivable, net	12,154,657	13,665,332
Inventories	5,135,803	6,538,644
Current portion of advances on royalties	11,117,049	3,321,954
Current portion of intellectual property licenses	1,533,874	133,458
Related party receivables	23,570	48,243
Prepaid expenses and other current assets	1,358,258	1,281,371
Total current assets	31,676,866	29,223,142

Property and equipment, net	2,018,696	1,679,434
Advances on royalties, net of current portion	448,177	1,053,500
Intellectual property licenses, net of current portion	713,053	1,311,542
Goodwill	7,322,977	—
Intangible assets, net	1,211,936	—
Other assets	17,708	12,690
Total assets	$43,409,413	$33,280,308

Liabilities and Shareholders’ Equity

Current liabilities:
Line of credit	$7,422,558	$4,851,819
Current maturities of mortgage payable	25,261	24,252
Accounts payable	14,509,619	14,254,085
Accrued royalties	832,665	523,013
Accrued expenses and other current liabilities	3,591,630	1,456,915
Deferred revenues	2,849,014	—
Due to shareholders	—	228,998
Due to related parties	25,769	15,658
Accrued expenses - related party	—	4,182
Total current liabilities	29,256,516	21,358,922

Mortgage payable, net of current maturities	1,024,920	1,038,140
Total liabilities	30,281,436	22,397,062

Commitments and contingencies	—	—

Shareholders’ equity:

Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued at December 31, 2008 and June 30, 2008, respectively	—	—
Series A convertible preferred stock, $.0001 par value; aggregate liquidation preference of $14,563,833 and $12,984,833; 15,000,000 shares authorized; 14,563,833 and 12,984,833 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	1,456	1,298
Common stock, $.0001 par value, 90,000,000 shares authorized; 35,920,100 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	3,592	3,592
Additional paid-in capital	24,778,269	20,825,105
Accumulated deficit	(11,324,356)	(9,796,709)
Accumulated other comprehensive loss	(330,984)	(150,040)

Total shareholders’ equity	13,127,977	10,883,246
Total liabilities and shareholders’ equity	$43,409,413	$33,280,308

See notes to condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three months ended December 31,		For the Six months ended December 31,
	2008	2007	2008	2007

Net revenues	$17,312,781	$4,249,116	$25,704,392	$22,545,578

Cost of goods sold:
Product costs	6,939,774	770,404	12,365,327	7,803,572
Royalties	1,492,259	1,125,548	2,301,180	5,231,043
Intellectual property licenses	67,517	—	111,498	—

Total cost of goods sold	8,499,550	1,895,952	14,778,005	13,034,615

Gross profit	8,813,231	2,353,164	10,926,387	9,510,963

Operating expenses:
Warehousing and distribution	268,980	87,308	476,563	310,363
Sales and marketing	3,823,149	630,460	5,721,603	3,093,859
Restructuring costs	560,806	—	560,806	—
Transaction costs	10,295	—	28,675	—
General and administrative	2,883,401	1,213,998	4,365,015	2,158,553

Total operating expenses	7,546,631	1,931,766	11,152,662	5,562,775

Operating income (loss)	1,266,600	421,398	(226,275)	3,948,188

Interest expense	100,055	140,486	158,934	290,310

Net income (loss)	1,166,545	280,912	(385,209)	3,657,878

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	—	1,142,439	—

Net income (loss) attributable to common shareholders	$1,166,545	$280,912	$(1,527,648)	$3,657,878

Basic earnings (loss) per share:	$0.03	$—	$(0.04)	$0.10
Diluted earnings (loss) per share:	$0.02	$—	$(0.04)	$0.10

Weighted-average shares outstanding - basic:	35,920,100	35,000,000	35,920,100	35,000,000
Dilutive effect of common stock equivalents:	17,268,586	—	17,616,289	—
Weighted-average shares outstanding - diluted:	53,188,686	35,000,000	53,536,389	35,000,000

See notes to condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(385,209)	$3,657,878
Adjustments to reconcile net cash and cash equivalents (used in) provided by operating activities:
Non-cash expenses related to the issuance of stock and stock options	342,505	—
Depreciation and amortization	164,909	34,843
Amortization of royalties and intellectual property licenses	1,844,853	—
Change in operating assets and liabilities:
Accounts receivable	2,001,549	1,472,866
Inventories	1,559,586	370,767
Advances on royalties	(5,604,552)	(120,732)
Intellectual property licenses	(915,000)	(467,500)
Related party receivables	24,673	(592)
Prepaid expenses and other current assets	(40,518)	(313,540)
Other assets	(5,017)	(12,199)
Accounts payable	(5,188,640)	(971,082)
Accrued royalties	(363,324)	3,073,755
Accrued expenses - related party	(4,182)	(586,325)
Deferred revenues	(872,886)	—
Accrued expenses and other current liabilities	1,040,954	2,917
Total adjustments	(6,015,090)	2,483,178

Net cash and cash equivalents (used in) provided by operating activities	(6,400,299)	6,141,056

Cash flows from investing activities:
Purchase of property and equipment	(219,666)	(329,863)
Cash payments to effect acquisition, net of cash acquired	(247,542)	—
Contingent consideration for acquisition	(421,956)	—
Change in restricted cash	(1,904)	—
Net cash and cash equivalents used in investing activities	(891,068)	(329,863)

Cash flows from financing activities:
Net proceeds from (repayments of) line of credit	2,570,739	(4,190,399)
Repayments of mortgage note payable	(12,211)	—
Payments of amounts due to shareholder	(228,998)	(277,328)
Repayments of amounts due to related parties	—	(40,794)
Advances from related parties	10,111	38,807
Proceeds from the issuance of Series A convertible preferred stock, net of cash offering costs	1,250,281	—
Net cash and cash equivalents provided by (used in) financing activities	3,589,922	(4,469,714)

Effect of exchange rate changes on cash and cash equivalents	(180,944)	8,582

Net (decrease) increase in cash and cash equivalents	(3,882,389)	1,350,061
Cash and cash equivalents at beginning of period	4,095,036	510,265

Cash and cash equivalents at end of period	$212,647	$1,860,326

See notes to condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Summary of Significant Accounting Policies

Business

SouthPeak Interactive Corporation, a Delaware corporation, (herein after collectively referred to as the “Company”) is an independent developer and publisher of interactive entertainment software. The Company develops, markets and publishes videogames for all leading gaming and entertainment hardware platforms, including Sony’s PLAYSTATION®3, or PS3, and PlayStation®2, or PS2, computer entertainment systems; Sony’s PSP® (PlayStation®Portable) system, or PSP; Microsoft’s Xbox 360® video game and entertainment system, or Xbox 360, Nintendo’s Wii™, or Wii, DS™, or DS, and Game Boy® Advance, or GBA, and for the PC and Games for Windows®. The Company’s titles span a wide range of categories and target a variety of consumer demographics ranging from casual players to hardcore game enthusiasts.

The Company maintains its operations in the United States and the United Kingdom. The Company sells its games to retailers and distributors in North America and primarily to distributors in Europe, Australia, Asia and Japan.

Business Combination

On October 10, 2008, the Company acquired Gone Off Deep, LLC, doing business as Gamecock Media Group (“Gamecock”), pursuant to a definitive purchase agreement (see Note 2). Gamecock’s operations were included in the Company’s financial statements for all periods subsequent to the consummation of the business combination only.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of December 31, 2008 and for the three and six month periods ended December 31, 2008 and 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (all of which are of a normal, recurring nature) considered for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  The most significant estimates relate to royalties, licenses, accounts receivable allowances, impairment and stock-based compensation expense.  Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full fiscal year.

The accounting policies followed by the Company with respect to unaudited interim financial statements are consistent with those stated in the Company’s annual report on Form 10-K. The accompanying June 30, 2008 financial position data were derived from the Company’s audited financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2008 filed with the SEC.

Principles of Consolidation

The consolidated financial statements include the accounts of SouthPeak Interactive Corporation, and its wholly-owned subsidiaries, SouthPeak Interactive L.L.C., SouthPeak Interactive, Ltd., Vid Sub, LLC, Gone Off Deep, L.L.C. and Gamecock Media Europe, Ltd.   All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

The Company has one operating segment, a publisher and distributor of interactive entertainment software for home video consoles, handheld platforms and personal computers, pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” To date,

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Summary of Significant Accounting Policies, continued

management has not considered discrete geographical or other information to be relevant for purposes of making decisions about allocations of resources.

Allowances for Returns, Price Protection, and Doubtful Accounts

Management closely monitors and analyzes the historical performance of the Company’s various games, the performance of games released by other publishers, and the anticipated timing of other releases in order to assess future demands of current and upcoming games. Initial volumes shipped upon title launch and subsequent reorders are evaluated to ensure that quantities are sufficient to meet the demands from the retail markets, but at the same time are controlled to prevent excess inventory in the channel.

The Company may permit product returns from, or grant price protection to, its customers under certain conditions. Price protection refers to the circumstances when the Company elects to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to the Company with respect to open and/or future invoices. The conditions the Company’s customers must meet to be granted the right to return products or price protection include, among other things, compliance with applicable payment terms, and consistent delivery to the Company of inventory and sell-through reports. The Company may also consider other factors, including the facilitation of slow-moving inventory and other market factors.  Management must make estimates of potential future product returns and price protection related to current period revenues. Management estimates the amount of future returns and price protection for current period revenues utilizing industry and historical experience and information regarding inventory levels and the demand and acceptance of the Company’s games by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular game: historical performance of games in similar genres; historical performance of the hardware platform; sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; the game’s recent sell-through history (if available); marketing trade programs; and competing games. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience management believes the estimates are reasonable. However, actual returns and price protection could vary materially from management’s allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a game, the release in the same period of a similarly themed game by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of the Company’s revenues for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.

Similarly, management must make estimates of the uncollectibility of the Company’s accounts receivable. In estimating the allowance for doubtful accounts, the Company analyzes the age of current outstanding account balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in the Company’s customers’ payment terms and their economic condition. Any significant changes in any of these criteria would affect management’s estimates in establishing the allowance for doubtful accounts.

At December 31, 2008 and June 30, 2008, accounts receivable allowances consisted of the following:

	December 31, 2008	June 30, 2008
Sales returns	$47,930	$155,652
Price protection	4,488,623	823,085
Defective items	78,841	107,559
Doubtful accounts	841,414	22,169
Total allowances	$5,456,808	$1,108,465

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Summary of Significant Accounting Policies, continued

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Management regularly reviews inventory quantities on hand and in the retail channel and records a provision for excess or obsolete inventory based on the future expected demand for the Company’s games. Significant changes in demand for the Company’s games would impact management’s estimates in establishing the inventory provision.

Advances on Royalties

The Company utilizes independent software developers to develop its games in exchange for payments to the developers based upon certain contract milestones. The Company enters into contracts with the developers once the game design has been approved by the platform proprietors and is technologically feasible.  Accordingly, the Company capitalizes such payments to the developers during development of the games. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owed to the developer from future sales of the game. Any pre-release milestone payments that are not prepayments against future royalties are expensed to “cost of goods sold - royalties” in the period when the game is released. Capitalized royalty costs for those games that are cancelled or abandoned are charged to “cost of goods sold - royalties” in the period of cancellation.

Beginning upon the related games release, capitalized royalty costs are amortized to “cost of goods sold – royalties” based on the ratio of current revenues to total projected revenues for the specific game, generally resulting in an amortization period of six months or less.

The Company evaluates the future recoverability of capitalized royalty costs on a quarterly basis. For games that have been released in prior periods, the primary evaluation criterion is actual title performance. For games that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific game to which the royalties relate. Criteria used to evaluate expected game performance include: historical performance of comparable games developed with comparable technology; orders for the game prior to its release; and, for any game sequel, estimated performance based on the performance of the game on which the sequel is based.

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized royalty costs. In evaluating the recoverability of capitalized royalty costs, the assessment of expected game performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual game sales are less than, and/or revised forecasted or actual costs are greater than, the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

Intellectual Property Licenses

Intellectual property license costs consist of fees paid by the Company to license the use of trademarks, copyrights, and software used in the development of games. Depending on the agreement, the Company may use acquired intellectual property in multiple games over multiple years or for a single game.  When no significant performance remains with the licensor upon execution of the license agreement, the Company records an asset and a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records the payments as an asset when paid and as a liability when incurred, rather than upon execution of the agreement. The Company classifies these obligations as current liabilities to the extent they are contractually due within the next twelve months.  Capitalized intellectual property license costs for those games that are cancelled or abandoned are charged to “cost of goods sold - intellectual property licenses” in the period of cancellation.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Summary of Significant Accounting Policies, continued

Beginning upon the related games release, capitalized intellectual property license costs are amortized to “cost of sales - intellectual property licenses” based on the ratio of current revenues for the specific game to total projected revenues for all games in which the licensed property will be utilized. As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.

The Company evaluates the future recoverability of capitalized intellectual property license costs on a quarterly basis. For games that have been released in prior periods, the primary evaluation criterion is actual title performance. For games that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific games to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected game performance include: historical performance of comparable games developed with comparable technology; orders for the game prior to its release; and, for any game sequel, estimated performance based on the performance of the game on which the sequel is based.   Further, as intellectual property licenses may extend for multiple games over multiple years, the Company also assesses the recoverability of capitalized intellectual property license costs based on certain qualitative factors, such as the success of other products and/or entertainment vehicles utilizing the intellectual property and the continued promotion and exploitation of the intellectual property.

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized intellectual property license costs. In evaluating the recoverability of capitalized intellectual property license costs, the assessment of expected game performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual game sales are less than, and/or revised forecasted or actual costs are greater than, the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

Assessment of Impairment of Assets

Current accounting standards require that the Company assess the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate the remaining value of the assets recorded on its condensed consolidated balance sheets is potentially impaired. In order to determine if a potential impairment has occurred, management must make various assumptions about the estimated fair value of the asset by evaluating future business prospects and estimated cash flows. For some assets, the Company’s estimated fair value is dependent upon predicting which of its products will be successful. This success is dependent upon several factors, which are beyond the Company’s control, such as which operating platforms will be successful in the marketplace, market acceptance and competing products. Also, the Company’s revenues and earnings are dependent on the Company’s ability to meet its product release schedules.

SFAS No. 142 “Goodwill and Other Intangible Assets,” requires a two-step approach to testing goodwill for impairment for each reporting unit. The Company’s reporting units are determined by the components of its operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment information management regularly reviews the operating results of that component. SFAS No. 142 requires that the impairment test be performed at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Summary of Significant Accounting Policies, continued

To determine the fair values of the reporting units used in the first step, the Company uses a combination of the market approach, which utilizes comparable companies’ data and/or the income approach, or discounted cash flows. Each step requires management to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on the Company’s weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. The Company’s estimates for market growth, its market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying business. The Company’s business consists of publishing and distributing interactive entertainment software and content using both established and emerging intellectual properties and its forecasts for emerging intellectual properties are based upon internal estimates and external sources rather than historical information and have an inherently higher risk of accuracy. If future forecasts are revised, they may indicate or require future impairment charges. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Revenue Recognition

The Company recognizes revenue from the sale of video games upon the transfer of title and risk of loss to the customer, and once any performance obligations have been completed.  Revenue from the sale of video games is recognized after deducting the estimated allowance for sales returns and price protection.

Some of the Company’s video games provide limited online features at no additional cost to the consumer. Generally, the Company considers such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, the Company recognizes revenue related to video games containing these limited online features upon the transfer of title and risk of loss to the customer.  In instances where online features or additional functionality are considered a substantive deliverable in addition to the video game, the Company takes this into account when applying its revenue recognition policy.  This evaluation is performed for each video game together with any online transactions, such as electronic downloads or video game add-ons when it is released.  When the Company determines that a video game contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the video game, principally because of its importance to game play, the Company considers that its performance obligations for this game extend beyond the sale of the game. Fair value does not exist for the online functionality, as the Company does not separately charge for this component of the video game. As a result, the Company recognizes all of the revenue from the sale of the game ratably over an estimated service period. In addition, the Company defers the costs of sales for this game to match revenues. Cost of sales includes: manufacturing costs, software royalties and amortization, and intellectual property licenses.

With respect to online transactions, such as electronic downloads of games or add-ons that do not include a more-than-inconsequential separate service deliverable, revenue is recognized when the fee is paid by the online customer to purchase online content and the Company is notified by the online retailer that the product has been downloaded. In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Summary of Significant Accounting Policies, continued

Sales incentives or other consideration given by the Company to its customers are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF No. 01-09”).  In accordance with EITF No. 01-09, sales incentives and other consideration that are considered adjustments of the selling price of the Company’s games, such as rebates and product placement fees, are reflected as reductions to revenue.  Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of games in a customer’s national circular ad, are reflected as sales and marketing expenses.

Third-party licensees in Europe distribute Gamecock’s video games under license agreements with Gamecock. The licensees paid certain minimum, non-refundable, generally recoupable guaranteed royalties when entering into the licensing agreements. Upon receipt of the recoupable advances, the Company defers their recognition and recognizes the revenues in subsequent periods as these advances are recouped by the licensees. As the licensees pay additional royalties above and beyond those initially advanced, the Company recognizes these additional royalties as revenues.

With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of a master copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.  In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations.

Stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the value of employee stock options on the date of grant using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for all periods.  Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, increased by common stock equivalents.  Common stock equivalents represent incremental shares issuable upon exercise of outstanding options and warrants, the conversion of preferred stock and the vesting of restricted stock. However, potential common shares are not included in the denominator of the diluted earnings (loss) per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the implementation for certain non-recurring, nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008, which will be the Company’s fiscal year 2010.  In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of FAS 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The statement provisions effective as of July 1, 2008, did not have a material effect on the Company’s results of operations, financial position or cash flows.  The Company is evaluating the impact, if any, that the adoption of the remaining provisions will have on its consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company adopted this statement on July 1, 2008 and did not make this election for any of its existing financial assets and liabilities. As such, the adoption of this statement did not have any impact on its consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS No. 141(R)”), “Business Combinations”, which requires the recognition of assets acquired, liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) is effective for the Company for acquisitions closing subsequent to June 30, 2009.

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

In December 2007, the FASB ratified the EITF consensus conclusion on EITF No. 07-01, “Accounting for Collaborative Arrangements”. EITF No. 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. Under this conclusion, a participant to a collaborative arrangement should disclose information about the nature and purpose of its collaborative arrangements, the rights and obligations under the collaborative arrangements, the accounting policy for collaborative arrangements, and the income statement classification and amounts attributable to transactions arising from the collaborative arrangement between participants for each period an income statement is presented. EITF No. 07-01 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date. While the Company has not yet completed its analysis, the Company does not anticipate the implementation of EITF No. 07-01 to have a material impact on its consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Summary of Significant Accounting Policies, continued

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations, financial position or cash flows.

In June 2008, the FASB ratified the EITF consensus on EITF No. 07-5, “Determining whether an instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”) that discusses the determination of whether an instrument is indexed to an entity’s own stock.  The guidance of this issue shall be applied to outstanding instruments as of the beginning of the fiscal year in which this issue is initially applied. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is evaluating the impact, if any; the adoption of this statement will have on its consolidated results of operations, financial position or cash flows.

In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation (“FIN”) 46 (R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46 (R)-8”).  This disclosure-only FSP is intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46 (R)-8 is effective for reporting periods (annual or interim) ending after December 15, 2008. The Company adopted this statement for the quarter ended December 31, 2008, and the adoption did not have a material impact on its consolidated results of operations, financial position or cash flows.

2. Acquisition

On October 10, 2008, the Company acquired Gone Off Deep, LLC, doing business as Gamecock Media Group (“Gamecock”), pursuant to a definitive purchase agreement (the “Agreement”) with Vid Agon, LLC (the “Seller”) and Vid Sub, LLC (the “Member”). The Member is a wholly-owned subsidiary of the Seller and owner of approximately 96% of Gamecock’s outstanding membership interests which consisted of 100% of the Company's outstanding preferred interests.  Pursuant to the terms of the Agreement, the Company acquired all of the outstanding membership interests of the Member in exchange for aggregate consideration of 7% of the future revenue from sales of certain Gamecock games, net of certain distribution fees and advances, and a warrant to purchase 700,000 shares of the Company’s common stock.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

2. Acquisition, continued

The acquisition allows the Company to broaden its portfolio of games by purchasing games under development. Goodwill arises from the business combination due to the acquired work force of Gamecock, and the expected synergies from the acquisition.

The amount of the contingent purchase price payment obligations (the “Gamecock Earn-Out”) will be added to the purchase price (i.e. goodwill) when the contingency is resolved and the payment is made.

The preliminary purchase price of Gamecock consists of the following items:

Fair value of 700,000 warrants to purchase common stock with an exercise price of $1.50 per share based on the closing date of the transaction, October 10, 2008	$1,033,164
Transaction costs	750,000
Total initial purchase consideration	$1,783,164

The fair value of the stock warrants was determined using the Black-Scholes option pricing model and the following assumptions: (a) the fair value of the Company’s common stock of $2.35 per share, which is the closing price as of October 10, 2008, (b) volatility of 57.68%, (c) a risk free interest rate of 2.77%, (d) an expected term, also the contractual term, of 5.0 years, and (e) an expected dividend yield of 0.0%.

The preliminary allocation of the purchase price below was based upon a preliminary valuation and the Company's estimates and assumptions are subject to change. The primary areas of those purchase price allocations that are not finalized relate to certain intangible assets and residual goodwill. Any material adjustments to this purchase price allocation in future periods will be disclosed. The preliminary valuation of acquired assets and liabilities performed in part by an unrelated third-party valuation firm is as follows:

		Amount
Working capital, excluding inventories		$827,287
Inventories		156,745
Other current assets		36,369
Property and equipment		209,441
	Estimated useful life
Intangible assets:
Royalty agreements (Advances on royalties)	Less than 1 year	3,317,000
Game sequels	5 – 12 years	1,037,000
Non-compete agreements	Less than 1 year	200,000
Distribution agreements	3 years	50,000
Goodwill	Indefinite	6,882,133
Liabilities		(10,932,811)
Total initial purchase consideration		$1,783,164

The following table presents the gross and net balances, and accumulated amortization of the components of the Company’s purchased amortizable intangible assets included in the acquisition as of December 31, 2008:

		Accumulated
	Gross	Amortization	Net

Royalty agreements (Advances on royalties)	$3,317,000	$(758,236)	$2,558,764
Intangible assets, net
Game sequels	$1,037,000	$—	$1,037,000
Non-compete agreements	200,000	(71,345)	128,655
Distribution agreements	50,000	(3,719)	46,281

Total intangible assets, net	$1,287,000	$(75,064)	$1,211,936

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

2. Acquisition, continued

Intangibles and goodwill are expected to be tax deductible. The estimated future decreases to net income (loss) from the amortization of the finite-lived intangible assets are the following amounts:

Year ending June 30,	Amount
2009 (remaining six months)	$1,420,985
2010	1,296,049
2011	16,666
2012	—
2013	—
Thereafter	1,037,000

The following table summarizes the unaudited pro forma information assuming the business combination had occurred at the beginning of the periods presented.  This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the business combination and therefore is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented.

	For the three months ended December 31,		For the six months ended December 31,
	2008	2007	2008	2007
Pro forma net revenues	$17,472,058	$5,214,371	$26,505,788	$25,510,833
Pro forma net income (loss)	940,575	(1,246,614)	(34,722,961)	(704,031)
Pro forma net income (loss) per share—basic	0.03	(0.04)	(0.97)	(0.02)
Pro forma net income (loss) per share—diluted	0.02	(0.04)	(0.97)	(0.02)

As of December 31, 2008 a total of $421,956 of the Gamecock Earn-Out has been achieved and was added to goodwill in the consolidated balance sheets at the time the contingency was resolved.

On December 4, 2008, the Company acquired the remaining 4% minority interest in Gamecock in exchange for aggregate consideration of 50,000 warrants to purchase shares of the Company’s common stock, with an exercise price of $1.50 per share, exercisable subject to the achievement of certain revenue targets. The transaction has been accounted for as a purchase and resulted in an increase to goodwill of $18,888. The fair value of the stock warrants was determined using the Black-Scholes option pricing model and the following assumptions: (a) the fair value of the Company’s common stock of $1.10 per share, which is the closing price as of December 4, 2008, (b) volatility of 63.76%, (c) a risk free interest rate of 1.51%, (d) an expected term, also the contractual term, of 3.0 years, and (e) an expected dividend yield of 0.0%.

3. Fair Value Measurements

On July 1, 2008, the Company adopted SFAS No 157, “Fair Value Measurements." In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the implementation for certain non-recurring, nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008, which will be the Company’s fiscal year 2010.  Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

3. Fair Value Measurements, continued

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 establishes a three-tier hierarchy that draws a distinction between market participant assumptions based on (1) observable quoted prices in active markets for identical assets or liabilities (Level 1), (2) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (3) unobservable inputs that require the Company to use other valuation techniques to determine fair value (Level 3).

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of December 31, 2008:

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Financial	Observable	Unobservable
		Instruments	Inputs	Inputs

	As of December 31, 2008	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$35,583	$35,583	$—	$—	Cash and cash equivalents

Total assets at fair value	$35,583	$35,583	$—	$—

4. Inventories

At December 31, 2008 and June 30, 2008, inventories consist of the following:

	December 31, 2008	June 30, 2008
Finished goods	$5,060,787	$6,239,060
Purchased parts and components	75,016	299,584
Total	$5,135,803	$6,538,644

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

5. Line of Credit

The Company has a $7.5 million revolving line of credit with a financial institution set to expire on November 30, 2009. The line of credit bears interest at prime plus ½%, which was 3.75% and 5.50% at December 31, 2008 and June 30, 2008, respectively. The financial institution processes payments received on such accounts receivable as payments on the revolving line of credit. The line is collateralized by gross accounts receivable of approximately $10,543,000 and $13,629,000 at December 31, 2008 and June 30, 2008, respectively. The line of credit is further collateralized by the personal guarantees, and pledge of personal securities and assets by two shareholders. The agreement contains certain financial and non-financial covenants. At December 31, 2008, the Company was in compliance with these covenants.

At December 31, 2008 and June 30, 2008, the outstanding line of credit balance was $7,422,558 and $4,851,819, respectively. As of December 31, 2008 and June 30, 2008, the Company had $77,442 and $148,181, respectively, available under its credit facility. For the three months and six months ended December 31, 2008, interest expense relating to the line of credit was $55,571 and $86,703, respectively. For the three months and six months ended December 31, 2007, interest expense relating to the line of credit was $80,720 and $228,755, respectively.

6. Related Party Transactions

Related Party Receivables

Related party receivables consist of short-term advances to employees. No allowance has been provided due to the short-term nature and recoverability of such advances.

Due to Shareholders

During the year ended June 30, 2007, the Company received advances payable on demand from a shareholder of the Company. Such advances were unsecured and bore interest at the annual rate of 8%. At December 31, 2008 and June 30, 2008, the amounts due to the shareholder were $-0- and $228,998, respectively.  Interest expense under the advances for the three and six months ended December 31, 2008 were $-0-, respectively. Interest expense under the advances for the three and six months ended December 31, 2007 were $15,545, respectively.

Due to Related Parties

The Company receives advances, which are payable on demand, from certain affiliated entities of a shareholder of the Company. Such advances are non-interest bearing and are not collateralized. At December 31, 2008 and June 30, 2008, the amounts due to these entities were $25,769 and $15,658, respectively.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

6. Related Party Transactions, continued

Accrued Expenses - Related Party

Accrued expenses due to related parties as of December 31, 2008 and June 30, 2008 consisted of:

	As of December 31, 2008	As of June 30, 2008
Balance at beginning of period	$4,182	$650,889
Expenses incurred:
Consulting fees	—	920,930
Commissions	264,138	433,370
Less: amounts paid	(268,320)	(2,001,007)
Balance at end of period	$—	$4,182

The Company incurred fees for office space and staff services under an informal arrangement to an entity partially owned by two shareholders of the Company.  Fees for the three and six months ended December 31, 2008 were $-0-, respectively. Fees for the three and six months ended December 31, 2007 were $570,715 and $920,930, respectively.  These amounts are included in the general and administrative expenses in the accompanying consolidated statements of operations.  The consulting fee for the period July 1, 2007 through December 31, 2007 was based on the actual costs the entity incurred in providing the office space and staff services.

The Company incurred sales commissions for the marketing and sale of video games with two affiliates of a shareholder of the Company.  Sales commissions for the three and six months ended December 31, 2008 were $116,539 and $264,138, respectively. Sales commissions for the three and six months ended December 31, 2007 were $232,059 and $385,721, respectively. These amounts are included in sales and marketing expenses in the accompanying consolidated statements of operations.

The Company incurred fees for broadband usage to an entity partially owned by shareholders of the Company.  Broadband usage fees for the three and six months ended December 31, 2008 were $20,850 and $41,700, respectively. Broadband usage fees for the three and six months ended December 31, 2007 were $32,000, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

7. Commitments

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2008 is as follows:
	Software
	Developers	Marketing	Leases	Total
Fiscal years ending June 30,
Remainder of 2009	$6,959,066	$167,167	$63,852	$7,190,085
2010	3,782,784	—	127,704	3,910,488
2011	—	—	82,454	82,454
2012	—	—	37,204	37,204
2013	—	—	18,604	18,604
Thereafter	—	—	—	—
Total	$10,741,850	$167,167	$329,818	$11,238,835

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

8. Stock-based Compensation

In May 2008, the Company’s Board of Directors and its shareholders approved the 2008 Equity Incentive Compensation Plan (the “2008 Plan”) for the grant of stock awards to officers, directors, employees and consultants. The 2008 Plan expires in May 2018. Shares available for future grant as of December 31, 2008 were 3,876,000 under the 2008 Plan.

Stock awards and shares are generally granted at prices which the Company’s Board of Directors believes approximates the fair market value of the awards or shares at the date of grant. Individual grants generally become exercisable ratably over a period of three years from the date of grant. The contractual terms of the options range from three to ten years from the date of grant.

The Company is required to recognize compensation costs for the stock-based payments to employees, based on the fair value at their grant-date. The fair value is determined using the Black-Scholes option pricing model. The determination of fair value is affected by the Company’s stock price and volatility, employee exercise behavior, and the time for the shares to vest.

The assumptions used in the Black-Scholes option pricing model to value the Company’s option grants were as follow:

	For the three months ended December 31, 2008	For the six months ended December 31, 2008
Risk-free interest rate	2.87%	2.87-4.01%
Weighted-average volatility	57.56%	57.56%
Expected term	6 years	5.5-6 years
Expected dividends	0.0%	0.0%
Estimated forfeiture rate	5.0%	5.0%

The following table summarizes the stock-based compensation expense resulting from stock options and restricted stock in the Company’s consolidated statements of operations:

	For the three months ended December 31, 2008	For the six months ended December 31, 2008
Marketing and sales	$37,734	$75,468
General and administrative	132,790	267,037
Stock-based compensation expense	$170,524	$342,505

As of December 31, 2008, the Company’s unrecognized stock-based compensation was approximately $1.3 million and will be recognized over a weighted average of 2.2 years.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(UNAUDITED)

8.  Stock-based Compensation, continued

The following table summarizes the Company’s stock option activity for the six months ended December 31, 2008:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2008	—	$—	—	$—
Activity for the six months ended December 31, 2008
Granted	1,103,000	2.28
Exercised	—	—
Forfeited, cancelled or expired	(30,000)	2.30
Outstanding as of December 31, 2008	1,073,000	$2.22	9.52	$—
Exercisable as of December 31, 2008	—	—	—	—

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes the Company’s restricted stock activity for the six months ended December 31, 2008:

	Options	Weighted-Average Exercise Price
Outstanding as of June 30, 2008	—	$—
Activity for the six months ended December 31, 2008
Granted	109,000	2.27
Exercised	—	—
Forfeited, cancelled or expired	(5,500)	—
Outstanding as of December 31, 2008	103,500	$2.27
Exercisable as of December 31, 2008	—	—

9. Contingencies

The Company was obligated to file a registration statement with the SEC covering the resale of the shares of its common stock issued upon conversion of the Series A preferred stock and the exercise of Class Y warrants within 30 days following the Company’s filing of its Form 10-K for the fiscal year in 2008 but no later than January 15, 2009. The Company filed a registration statement on Form S-1 with the SEC, however, the registration statement was not declared effective by the SEC within the prescribed time period.

Since the registration statement was not declared effective by the SEC within the prescribed time period, the Company is obligated to make pro rata payments to each holder of Series A preferred stock in an amount equal to .5% of the aggregate amount invested by such holder of Series A preferred stock for each 30 day period (or portion thereof) for which no registration statement is effective. In accordance with FSP EITF No. 00-19-2, “Accounting for Registration Payment Arrangements”, the Company has recognized an estimated liability for liquidating damages and interest totaling $110,000 for the period ended December 31, 2008.

 SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

10. Income Taxes

The Company is required to estimate its income taxes in each of the tax jurisdictions in which it operates prior to the completion and filing of tax returns for such periods.  This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.  The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company’s assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses, and temporary differences.

The Company records a valuation allowance to reduce its deferred tax assets to the amount the Company believes is more likely than not to be realized.  Because of the uncertainty of the realization of the deferred tax assets, the Company has recorded a full valuation allowance against its domestic and foreign net deferred tax assets.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted the provisions of FIN 48 effective July 1, 2007.

At the adoption date of July 1, 2007 and at December 31, 2008 and 2007, the Company had no unrecognized tax benefits which would affect its effective tax rate if recognized.

In accordance with FIN 48, the Company classifies interest and penalties as a component of tax expense.  As of December 31, 2008 and June 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years 2005-2008 remain open to examination by both the Federal government and by other major income taxing jurisdictions to which the Company is subject.

11. Restructuring

The Company has implemented an organizational restructuring as a result of the acquisition described in Note 2. This organizational restructuring is to integrate different operations to create the streamlined organization of the Company.

The primary goals of the organizational restructuring were to rationalize the title portfolio and consolidate certain corporate functions so as to realize the synergies of the acquisition.

Since the consummation of the acquisition, the Company has commenced the organizational restructuring activities, focusing first on North American and European staff as well as redundant premises.  The Company has communicated to the North America and United Kingdom redundant employees and ceased use of certain offices under operating lease agreements. The following table details the amount of restructuring reserves included in accrued expenses and other liabilities in the consolidated balance sheet at December 31, 2008:

		Facilities
	Severance(1)	costs(1)	Total
Restructuring charges (charges to expenses)	$540,827	$19,979	$560,806
Utilization (cash paid or otherwise settled) (2)	(349,150)	(19,979)	(369,129)

Balance at December 31, 2008	$191,677	$—	$191,677

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

11. Restructuring, continued

(1) Accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).

(2) Utilization represents the amount of cash paid to settle restructuring liabilities incurred ($349,150 of severance and $19,979 of facility costs).

12. Subsequent Events

On January 30, 2009, the Company purchased a 3,746 square foot office building in Grapevine, Texas for $625,000.  Acquisition costs for the property were funded with new mortgage debt totaling $500,000.  Principal and interest are payable in monthly installments of $3,439 beginning February 28, 2009 and continuing until January 28, 2014 when the entire balance of principal and accrued interest is due and payable.  The interest rate on the mortgage adjusts daily to prime plus 1.0%.  The mortgage is secured by the land and building. One of the Company’s stockholders has personally guaranteed the mortgage note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended June 30, 2008.

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

We operate in a growing industry with highly favorable industry dynamics. Videogame hardware sales reached an all-time high in 2008, driving strong growth in software and predictions are for continued growth into 2009. 2007 marked a year of transition and growth in videogame sales based on the introduction of the next generation of videogame consoles in 2005 and 2006 and the expanding demographic of videogame users.  Particularly, the introduction of Microsoft’s Xbox 360, Sony’s PS3 and Nintendo’s Wii consoles are driving demand for new videogames with increasing sophistication and graphics given the enhanced functionality of the consoles including high definition capability and the ability to access the internet. New handhelds, such as Nintendo’s DS and Sony’s PSP, are also driving demand for new content.

Our strategy is to capitalize on the growth of the videogame market, particularly the expanding demographics of videogame players, and focus on creating premium quality videogames and successful franchises for which we can create sequels. We are developing a portfolio of exciting proprietary software content for the major hardware platforms in a wide range of genres including action, adventure, strategy, role-playing, sports and racing.  In October 2008, we acquired Gone Off Deep, LLC, doing business as Gamecock Media Group, or Gamecock, an independent videogame publisher based in Austin, Texas.  The acquisition of Gamecock provided us with videogames that were partially developed and thereby enabled us to bring more videogames to market faster.  We intend to identify and acquire additional companies which would either expand our portfolio of proprietary software content, provide access to new customers or markets, or both.

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

We maintain operations in the US and in the United Kingdom. For the six months ended December 31, 2008 and 2007, international operations contributed approximately 6% and 21%, respectively, to consolidated net revenues. We sell our videogames directly to retailers and distributors in North America. In Europe, Asia and Australia, we primarily sell our videogames directly to distributors. We operate in one business segment, interactive videogame publishing.

Second Quarter 2009 Releases

We released the following videogames in the three month period ended December 31, 2008:

Title	Platform	Date Released
Ninjatown	NDS	10/16/08
Bella Sara	NDS, PC	10/21/08
My Baby Boy	NDS	10/21/08
My Baby Girl	NDS	10/21/08
Legendary	X360, PS3, PC	11/10/08
Mushroom Men	NDS, Wii	11/26/08
Rise of the Argonauts	X360, PS3, PC	12/12/08

Consolidated Financial Statements

Our consolidated financial statements include the accounts of SouthPeak Interactive Corporation and its subsidiaries SouthPeak Interactive, L.L.C., SouthPeak Interactive, Ltd., Vid Sub, LLC, Gone Off Deep, LLC and Gamecock Media Europe Limited.  All intercompany accounts and transactions have been eliminated in consolidation.

The following are the primary components of our consolidated statements of operations:

Net Revenues. Our revenue is derived from publishing and selling videogames. We work with independent developers and/or development studios to develop proprietary videogames and also license rights to properties from third parties. We focus on providing high quality videogames that command prices that are similar to those obtained by our major competitors in the front-line/premium videogame market ($39.95 to $59.95), that are featured prominently “on the shelf” of major retailers, and not on focusing on lower-priced “value games,” that generally are found in “budget game bins” in retail outlets (usually priced between $9.99 and $14.99). The future growth of our revenues is dependent upon our ability to continue providing highly desirable, high quality videogames to the market.

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

We utilize third-parties to develop our videogames on a royalty payment basis. We enter into contracts with third party developers once the videogame design has been approved by the platform proprietors and is technologically feasible. Specifically, payments to third-party developers are made when certain contract milestones are reached, and these payments are capitalized. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owing to the third-party developer from the sales of the videogame. To the extent these prepaid royalties are sales performance related, the royalties are expensed against projected sales revenue at the time a videogame is released and charged to costs of goods sold. This normally results in expensing the majority of prepaid royalties based upon the first and, on occasion, the second lot of shipments of the videogame. Any pre-release milestone payments that are not prepayments against future royalties are expensed when a videogame is released and then charged to costs of goods sold. Capitalized costs for videogames that are cancelled or abandoned prior to product release are charged to “cost of goods sold - royalties” in the period of cancellation.

Gross Profit. Our gross profit is positively impacted by our strategy of using cost-efficient, external third party developers to develop our videogames, rather than directly employing videogame developers or maintaining a costly development studio. Additionally, we are often able to attract high quality developers willing to work for lower costs because of the creative flexibility and focused attention provided by us. Gross profits are positively impacted by titles that perform better than our budgeted forecasts, since manufacturing, royalties and licensing costs are faster recouped and economies of scale occur as the incremental sales of a videogame produce greater profitability. In addition since we utilize a variety of third-party developers, our royalty payments and obligations are different for each title thereby impacting our gross profit. Gross profits are negatively impacted by costs written off from abandoned projects, videogames that do not meet our sales expectations, and by videogames that require more significant royalty payments to developers.

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

Sales and Marketing Expenses. Sales and marketing expenses consist of advertising, marketing and promotion expenses, and commissions to external sales representatives. The largest component of this expense relates to certain customer marketing allowances. As the number of newly published videogames increases, advertising, marketing and promotion expenses are expected to rise accordingly. We recognize advertising, marketing and promotion expenses as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related ad is run for the first time. We also engage in cooperative marketing with some of our retail channel partners. We accrue marketing and sales incentive costs when revenue is recognized and such amounts are included in selling and marketing expense when an identifiable benefit to us can be reasonably estimated; otherwise, the incentives are recognized as a reduction to net revenues. Such marketing is offered to our retail channel partners based on a single sales transaction, as a credit on their accounts receivable balance, and would include items such as contributing to newspaper circular ads and in store banners and displays.

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

In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the year ended June 30, 2008, which was filed with the SEC on October 6, 2008 (the “Annual Report”), we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our Annual Report.

Allowances for Returns, Price Protection, and Doubtful Accounts. Management closely monitors and analyzes the historical performance of the Company’s various games, the performance of games released by other publishers, and the anticipated timing of other releases in order to assess future demands of current and upcoming games. Initial volumes shipped upon title launch and subsequent reorders are evaluated to ensure that quantities are sufficient to meet the demands from the retail markets, but at the same time are controlled to prevent excess inventory in the channel.

The Company may permit product returns from, or grant price protection to, its customers under certain conditions. Price protection refers to the circumstances when the Company elects to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to the Company with respect to open and/or future invoices. The conditions the Company’s customers must meet to be granted the right to return products or price protection include, among other things, compliance with applicable payment terms, and consistent delivery to the Company of inventory and sell-through reports. The Company may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period revenues. Management estimates the amount of future returns and price protection for current period revenues utilizing historical experience and information regarding inventory levels and the demand and acceptance of the Company’s games by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular game: historical performance of games in similar genres; historical performance of the hardware platform; sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; the game’s recent sell-through history (if available); marketing trade programs; and competing games. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience management believes the estimates are reasonable. However, actual returns and price protection could vary materially from management’s allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a game, the release in the same period of a similarly themed game by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of the Company’s revenues for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.

Similarly, management must make estimates of the uncollectibility of the Company’s accounts receivable. In estimating the allowance for doubtful accounts, the Company analyzes the age of current outstanding account balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in the Company’s customers’ payment terms and their economic condition. Any significant changes in any of these criteria would affect management’s estimates in establishing the allowance for doubtful accounts.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Management regularly reviews inventory quantities on hand and in the retail channel and records a provision for excess or obsolete inventory based on the future expected demand for the Company’s games. Significant changes in demand for the Company’s games would impact management’s estimates in establishing the inventory provision.

Advances on Royalties. The Company utilizes independent software developers to develop its games and makes payments to the developers based upon certain contract milestones. The Company enters into contracts with the developers once the game design has been approved by the platform proprietors and is technologically feasible.  Accordingly, the Company capitalizes such payments to the developers during development of the games. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owed to the developer from future sales of the game. Any pre-release milestone payments that are not prepayments against future royalties are expensed to “cost of goods sold - royalties” in the period when the game is released. Capitalized royalty costs for those games that are cancelled or abandoned are charged to “cost of goods sold - royalties” in the period of cancellation.

Beginning upon the related games release, capitalized royalty costs are amortized to “cost of goods sold – royalties” based on the ratio of current revenues to total projected revenues for the specific game, generally resulting in an amortization period of six months or less.

The Company evaluates the future recoverability of capitalized royalty costs on a quarterly basis. For games that have been released in prior periods, the primary evaluation criterion is actual title performance. For games that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific game to which the royalties relate. Criteria used to evaluate expected game performance include: historical performance of comparable games developed with comparable technology; orders for the game prior to its release; and, for any game sequel, estimated performance based on the performance of the game on which the sequel is based.

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized royalty costs. In evaluating the recoverability of capitalized royalty costs, the assessment of expected game performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual game sales are less than, and/or revised forecasted or actual costs are greater than, the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

Intellectual Property Licenses. Intellectual property license costs consist of fees paid by the Company to license the use of trademarks, copyrights, and software used in the development of games. Depending on the agreement, the Company may use acquired intellectual property in multiple games over multiple years or for a single game.  When no significant performance remains with the licensor upon execution of the license agreement, the Company records an asset and a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records the payments as an asset when paid and as a liability when incurred, rather than upon execution of the agreement. The Company classifies these obligations as current liabilities to the extent they are contractually due within the next twelve months.  Capitalized intellectual property license costs for those games that are cancelled or abandoned are charged to “cost of goods sold - intellectual property licenses” in the period of cancellation.

Beginning upon the related games release, capitalized intellectual property license costs are amortized to “cost of sales - intellectual property licenses” based on the ratio of current revenues for the specific game to total projected revenues for all games in which the licensed property will be utilized. As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.

The Company evaluates the future recoverability of capitalized intellectual property license costs on a quarterly basis. For games that have been released in prior periods, the primary evaluation criterion is actual title performance. For games that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific games to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected game performance include: historical performance of comparable games developed with comparable technology; orders for the game prior to its release; and, for any game sequel, estimated performance based on the performance of the game on which the sequel is based.   Further, as intellectual property licenses may extend for multiple games over multiple years, the Company also assesses the recoverability of capitalized intellectual property license costs based on certain qualitative factors, such as the success of other products and/or entertainment vehicles utilizing the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized intellectual property license costs. In evaluating the recoverability of capitalized intellectual property license costs, the assessment of expected game performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual game sales are less than, and/or revised forecasted or actual costs are greater than, the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

Revenue Recognition. The Company recognizes revenue from the sale of video games upon the transfer of title and risk of loss to the customer, and once any performance obligations have been completed.  Revenue from the sale of video games is recognized after deducting the estimated allowance for sales returns and price protection.

Some of the Company’s video games provide limited online features at no additional cost to the consumer. Generally, the Company considers such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, the Company recognizes revenue related to video games containing these limited online features upon the transfer of title and risk of loss to the customer.  In instances where online features or additional functionality are considered a substantive deliverable in addition to the video game, the Company takes this into account when applying its revenue recognition policy.  This evaluation is performed for each video game together with any online transactions, such as electronic downloads or video game add-ons when it is released.  When the Company determines that a video game contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the video game, principally because of its importance to game play, the Company considers that its performance obligations for this game extend beyond the sale of the game. Fair value does not exist for the online functionality, as the Company does not separately charge for this component of the video game. As a result, the Company recognizes all of the revenue from the sale of the game ratably over an estimated service period. In addition, the Company defers the costs of sales for this game to match revenues. Cost of sales includes: manufacturing costs, software royalties and amortization, and intellectual property licenses.

With respect to online transactions, such as electronic downloads of games or add-ons that do not include a more-than-inconsequential separate service deliverable, revenue is recognized when the fee is paid by the online customer to purchase online content and the Company is notified by the online retailer that the product has been downloaded. In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

Sales incentives or other consideration given by the Company to its customers are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF No. 01-09”).  In accordance with EITF No. 01-09, sales incentives and other consideration that are considered adjustments of the selling price of the Company’s games, such as rebates and product placement fees, are reflected as reductions to revenue.  Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of games in a customer’s national circular ad, are reflected as sales and marketing expenses.

Third-party licensees in Europe distribute Gamecock’s video games under license agreements with Gamecock. The licensees paid certain minimum, non-refundable, generally recoupable guaranteed royalties when entering into the licensing agreements. Upon receipt of the recoupable advances, the Company defers their recognition and recognizes the revenues in subsequent periods as these advances are recouped by the licensees. As the licensees pay additional royalties above and beyond those initially advanced, the Company recognizes these additional royalties as revenues.

With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of a master copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.  In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations.

Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the value of employee stock options on the date of grant using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Amortizable Intangible Assets. Intangible assets subject to amortization are carried at cost less accumulated amortization. Amortizable intangible assets consist of game sequels, non-compete agreements and distribution agreements. Intangible assets subject to amortization are amortized over the estimated useful life in proportion to the pattern in which the economic benefits are consumed, which for some intangibles assets are approximated by using the straight-line method. Long-lived assets including amortizable intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and amortizable intangible assets is based on the amount by which the carrying value exceeds the fair value of the asset.

Business Combinations. We estimate the fair value of assets acquired, and liabilities assumed in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, an asset that is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of expected use of the asset, the expected future cash flows related to the asset, and the expected cost to extinguish the liability. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements.

Assessment of Impairment of Assets. Current accounting standards require that we assess the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate the remaining value of the assets recorded on our condensed consolidated balance sheets is potentially impaired. In order to determine if a potential impairment has occurred, management must make various assumptions about the estimated fair value of the asset by evaluating future business prospects and estimated cash flows. For some assets, our estimated fair value is dependent upon predicting which of our products will be successful. This success is dependent upon several factors, which are beyond our control, such as which operating platforms will be successful in the marketplace, market acceptance and competing products. Also, our revenue and earnings are dependent on our ability to meet our product release schedules.

SFAS No. 142 “Goodwill and Other Intangible Assets,” requires a two-step approach to testing goodwill for impairment for each reporting unit. Our reporting units are determined by the components of our operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment information management regularly reviews the operating results of that component. SFAS No. 142 requires that the impairment test be performed at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

To determine the fair values of the reporting units used in the first step, we use a combination of the market approach, which utilizes comparable companies’ data and/or the income approach, or discounted cash flows. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. Our business consists of publishing and distributing interactive entertainment software and content using both established and emerging intellectual properties and our forecasts for emerging intellectual properties are based upon internal estimates and external sources rather than historical information and have an inherently higher risk of accuracy. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Consolidated Results of Operations

The following table sets forth our results of operations expressed as a percentage of net revenues:

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2008	2007	2008	2007

Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold:
Product costs	40.1%	18.1%	48.1%	34.6%
Royalties	8.6%	26.5%	9.0%	23.2%
Intellectual property licenses	0.4%	0.0%	0.4%	0.0%
Total cost of goods sold	49.1%	44.6%	57.5%	57.8%

Gross profit	50.9%	55.4%	42.5%	42.2%

Operating expenses:
Warehousing and distribution	1.6%	2.1%	1.9%	1.4%
Sales and marketing	22.1%	14.8%	22.3%	13.7%
Restructuring costs	3.2%	0.0%	2.2%	0.0%
Transaction costs	0.0%	0.0%	0.0%	0.0%
General and administrative	16.7%	28.6%	17.0%	9.6%
Total operating expenses	43.6%	45.5%	43.4%	24.7%

Operating income (loss)	7.3%	9.9%	(0.9)%	17.5%

Interest expense	0.6%	3.3%	0.6%	1.3%

Net income (loss)	6.7%	6.6%	(1.5)%	16.2%

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	0.0%	0.0%	4.4%	0.0%
Net income (loss) attributable to common shareholders	6.7%	6.6%	(5.9)%	16.2%

Three Months Ended December 31, 2008 and 2007

Net Revenues.  Net revenues for the three months ended December 31, 2008 were $17,312,781, an increase of $13,063,665, or 307%, from net revenues of $4,249,116 for the comparable period in 2007.  The increase in net revenues was primarily driven by several new releases during the quarter, including My Baby Boy/Girl, Legendary and Ninjatown.  For the three months ended December 31, 2008, the number of videogame units sold increased to approximately 885,000 units, an increase of 648,000 units from units sold for the comparable period in 2007.  Average net revenue per videogame unit sold increased 9%, from $17.93 to $19.56 for the three month periods ended December 31, 2007 and 2008, respectively. This average increase in price is mainly due to the large number of games released in this quarter as compared to the comparable period last year. For the quarter ended December 31, 2008, we have been aggressive in providing price protection (sales markdowns) to our customers to end the quarter at desirable field inventory levels.

Cost of Goods Sold.  Cost of goods sold for the three months ended December 31, 2008 increased to $8,499,550, up $6,603,598, or 348%, from $1,895,952 for the comparable period in 2007.  The cost of royalty expense for the three months ended December 31, 2008 increased 33% from the cost of royalty expense for the three months ended December 31, 2007.  The increase is due to the additional units sold compared to the same period in 2007.

Gross Profit.  For the three month periods ended December 31, 2008 and 2007, gross profit increased to $8,813,231 from $2,353,164, or 275%, and gross profit margin decreased to approximately 51% from 55%, or 4%. The increase in gross profit is largely due to an increase in net revenue and a decrease in royalties as a percentage of net revenues. Our gross profit margins have generally increased during each year of our operations due to deeper engagement in the creative process of publishing videogames over time.

Warehousing and Distribution Expenses. For the three months ended December 31, 2008 and 2007, warehousing and distribution expenses were $268,980 and $87,308, respectively, resulting in an increase of 208%. This increase is due primarily to the increase in net revenues.  As a percentage of net revenues, warehousing and distribution costs were 1.6% of net revenues, compared to 2.1% in the same period in 2007.

Sales and Marketing Expenses.  For the three months ended December 31, 2008, sales and marketing expenses increased 506% to $3,823,149 from $630,460 for the comparable period in 2007. This increase is primarily due to larger average marketing budgets for games released in 2008 and the higher volume of different video game titles released in 2008.  Advertising and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes.  For the quarter ended December 31, 2008, we incurred $372,733 in marketing costs for future game releases which are included in marketing expenses.  Included in sales and marketing expenses for the three months ended December 31, 2008 is a noncash charge of $37,734 for stock options granted to vendors during the period.

General and Administrative Expenses.   For the three months ended December 31, 2008, general and administrative expenses increased 138% to $2,883,401 from $1,213,998 for the comparable period in 2007. Wages included in general and administrative expenses increased from $251,234 for the three months ended December 31, 2007 to $944,549 for the three months ended December 31, 2008, an increase of 276%. In addition to employees, for the comparable prior period a consulting fee was incurred by us in payment for staff related expenses, occupancy costs, telephones and communications expenses, and office supplies. This consulting fee totaled $570,715 for the three months ended December 31, 2007 and $0 for the three months ended December 31, 2008.  Professional fees increased 962% from $42,517 for the three months ended December 31, 2007 to $451,719 for the three months ended December 31, 2008 as a result of the Gamecock acquisition and increased costs associated with being a public company. Travel and entertainment expenses were $108,864 for the three months ended December 31, 2007, increasing 18% to $124,896 for the three months ended December 31, 2008. General and administrative expenses as a percentage of net revenues decreased, to 16.7% for the three months ended December 31, 2008 from 28.6% for the same period in fiscal year 2008 as we realized economies of scale. In addition, for the three months ended December 31, 2008, general and administrative expenses include a $132,790 charge for noncash compensation related to employee stock options and restricted stock granted. Lastly, a bad debt reserve of $534,312 was booked for the quarter ending December 31, 2008 for two customers, Circuit City and Pinnacle, that are in bankrupcys as compared to $54,655 reserved for Hollywood Video in the prior year comparable quarter.

As a result of the Acquisition, it is anticipated that staffing will continue to increase, partly to comply with financial and accounting reporting requirements of a public company. In addition it is expected, as additional sales territories are added and more videogames are offered for sale, that sales will increase. It is anticipated that staffing will increase to support the increased sales volume.

Restructuring Costs: For the three months ended December 31, 2008, we incurred $560,806 in restructuring costs related to the Gamecock acquisition.  These primarily consist of salaries and severance for Gamecock employees who separated  from service after the Gamecock acquisition as part of a restructuring of Gamecock's operations.

Transaction Costs.  For the three months ended December 31, 2008, we incurred $10,295 in costs related to the Acquisition. These costs relate to internal costs for travel and other expenses related to the Acquisition.

Operating Income (Loss).   For the three months ended December 31, 2008, our operating income was $1,266,600 versus an operating income of $421,398 in the prior year period. The increase in operating income is principally due to the volume of videogame units sold in the quarter compared to the quarter ended December 31, 2007.  For the three months ended December 31, 2008, operating income as a percentage of net revenue was 7.3%.

Interest and Financing Costs.   For the three months ended December 31, 2008, interest and financing costs decreased to $100,055 from $140,486 for the prior year period due to a decrease in average borrowings as a result of the increase in working capital provided by the sale of preferred stock in 2008.  Also, the interest rate on the line of credit decreased in 2008.

Net Income (Loss). For the three months ended December 31, 2008, we generated net income of $1,166,545 as compared to a net income of $280,912 in the same period of the prior year.

Six Months Ended December 31, 2008 and 2007

Net Revenues.  Net revenues for the six months ended December 31, 2008 were $25,704,392, an increase of $3,158,814, or 14%, from net revenues of $22,545,578 for the comparable period in 2007.  The increase in net revenues was primarily driven by the increased volume of units sold.  For the six months ended December 31, 2008, the number of videogame units sold increased to approximately 1,312,000 units, a 490,000 increase from 822,000 units sold for the comparable period in 2007.  Average net revenue per videogame unit sold decreased 40%, from $27.43 to $19.59 for the six month periods ended December 31, 2007 and 2008, respectively. This decrease is due to a higher volume of Nintendo DS games sold in the period which have a lower sales price than Xbox 360 or Playstation 3 games. This is also attributed to our sales of Two Worlds on the next generation Xbox 360 platform in the prior comparable period and higher reserves required at December 31, 2008 to end the quarter at desirable field inventory levels.

Cost of Goods Sold.  Cost of goods sold for the six months ended December 31, 2008 increased to $14,778,005, up $1,743,390, or 13%, from $13,034,615 for the comparable period in 2007.  The cost of royalty expense for the six months ended December 31, 2008 decreased 56% from the cost of royalty expense for the six months ended December 31, 2007.  The decrease is a result of the successful launch of Two Worlds on the Xbox 360 platform in which the high profit margin resulted in increased royalty expense to the third party game developer.

Gross Profit.  For the six month periods ended December 31, 2008 and 2007, gross profit increased to $10,926,387 from $9,510,963, or 15%, and gross profit margin increased to approximately 43% from 42%.  The increase in gross profit is largely due to an increase in net revenue.  The increase in gross profit margin is primarily due to decrease in royalties paid. In 2007, Two Worlds had very high royalties due to the volume of sales of the game, therefore triggering additional royalties due to the developer. Our gross profit margins have generally increased during each year of our operations due to deeper engagement in the creative process of publishing videogames over time.

Warehousing and Distribution Expenses. For the six months ended December 31, 2008 and 2007, warehousing and distribution expenses were $476,563 and $310,363, respectively, resulting in an increase of 54%. This increase is due primarily to increase in units shipped and units currently being held at our third party warehouse when compared to 2007.

Sales and Marketing Expenses.  For the six months ended December 31, 2008, sales and marketing expenses increased 85% to $5,721,603 from $3,093,859 for the comparable period in 2007. This increase is primarily due to the increased number of titles in fiscal year 2009 when compared to 2008.  Advertising and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes.  For the six months ended December 31, 2008, we incurred $782,381 in marketing costs for future game releases which are included in marketing expenses.  Included in sales and marketing expenses for the six months ended December 31, 2008 is a noncash charge of $75,468 for stock options granted to vendors during the period.

General and Administrative Expenses.   For the six months ended December 31, 2008, general and administrative expenses increased 102% to $4,365,015 from $2,158,553 for the comparable period in 2007. Wages included in general and administrative expenses increased from $439,597 for the six months ended December 31, 2007 to $1,772,553 for the six months ended December 31, 2008, an increase of 303%. In addition to employees, for the comparable prior period a consulting fee was incurred by us in payment for staff related expenses, occupancy costs, telephones and communications expenses, and office supplies. Such consulting fee totaled $920,930 for the six months ended December 31, 2007 and $0 for the six months ended December 31, 2008.  Professional fees increased 457% from $123,574 for the six months ended December 31, 2007 to $688,320 for the six months ended December 31, 2008 as a result of the Gamecock acquisition and increased costs associated with being a public company. Travel and entertainment expenses were $247,457 for the six months ended December 31, 2007, decreasing 15% to $209,499 for the six months ended December 31, 2008. General and administrative expenses as a percentage of net revenues increased, to approximately 17% for the six months ended December 31, 2008 from 10% for the same period in fiscal year 2008.  In addition, for the six months ended December 31, 2008, general and administrative expenses include a $267,037 charge for noncash compensation related to employee stock options and restricted stock granted.

As a result of the Acquisition, it is anticipated that staffing will increase, partly to comply with financial and accounting reporting requirements of a public company. In addition it is expected, as additional sales territories are added and more videogames are offered for sale, that sales will increase. It is anticipated that staffing will increase to support the increased sales volume.

Restructuring Costs: For the six months ended December 31, 2008, we incurred $560,806 in restructuring costs related to the Gamecock acquisition. These primarily consist of salaries and severance for Gamecock employees who seperated from service after the Gamecock acquisition as part of restructuring Gamecock's operations.

Transaction Costs.  For the six months ended December 31, 2008, we incurred $28,675 in costs related to the Acquisition. These costs included professional fees to accounting firms, law firms and advisors.

Operating Income (Loss).   For the six months ended December 31, 2008, our operating loss was $226,275 versus operating income of $3,948,188 in the prior year period, which was a result of the successful launch of Two Worlds. For the six months ended December 31, 2008, operating loss as a percentage of net revenue was (0.9)%.

Interest and Financing Costs.   For the six months ended December 31, 2008, interest and financing costs decreased to $158,934 from $290,310 for the prior year period due to a decrease in average borrowings as a result of the increase in working capital provided by the sale of preferred stock in 2008.  Also, the interest rate on the line of credit decreased in 2008.

Net Income (Loss).   For the six months ended December 31, 2008, we generated a net loss of $385,209 as compared to net income of $3,657,878 in the same period of the prior year.

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

Liquidity and Capital Resources

Historically, we have met our capital needs through our operating activities, our line of credit and, prior to the Acquisition, loans from related parties and our stockholders. Our cash and cash equivalents were $212,647 at December 31, 2008 and $4,095,036 at June 30, 2008. Our cash is and was used principally for working capital purposes, including milestone payments for advances on royalties.

We expect continued volatility in the use and availability of cash due to fluctuations in receivables collections and quarterly working capital needs necessary to finance our business and growth objectives. During the fourth quarter of fiscal year 2008 and the first quarter of 2009, we sold preferred stock which provided additional liquidity to fund our continued growth through investment in videogame development. As of December 31, 2008, our operating activities combined with the preferred stock sold funded our working capital needs.

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

Line of Credit. SouthPeak has a revolving loan due to a financial institution, with a maximum outstanding amount of $7.5 million at December 31, 2008. The loan bears interest at prime plus ½%, which was 3.75% and 7.75% at December 31, 2008 and 2007, respectively. The outstanding loan amount cannot exceed 65% of eligible accounts receivable from North American operations. Payments received on such accounts are processed by the financial institution as payments on the revolving loan. The line is collateralized by gross accounts receivable of approximately $10,543,000 and $5,122,000 at December, 2008 and 2007, respectively. The line of credit is further collateralized by the personal guarantees, and pledge of personal securities and assets, by two of our stockholders. The note contains certain financial and non-financial covenants, and at December 31, 2008 and 2007, we were in compliance with the covenants.

At December 31, 2008 and June 30, 2008, the outstanding line of credit balance was $7,422,558 and $4,851,819, respectively, and the remaining available under the line of credit amounted to $77,442 and $148,181, respectively. In the future, we may elect to increase the maximum outstanding amount on the line of credit as our business grows and our gross margins continue improving in the ordinary course of business. Our management believes that the line of credit will be renewed and potentially expanded in the normal course of business.

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

For the six months ended December 31, 2008, we had net cash used in operating activities of $6,400,299 compared to a net cash flow of $6,141,056 for the six months ended December 31, 2007. Although there is a large decrease in net income between the periods, there are other factors that have led to the negative cash flow from operations, which include a large amount of inventory on hand at December 31, 2008, large accounts receivable balances as a result of sales for both periods, large amounts expended for royalty advances, and the pay-off of certain Gamecock liabilities incurred prior to the acquisition. The largest increase in cash provided by operating activities for the six months ended December 31, 2008 was a decrease in accounts receivable of $2,001,549. Generally, when new videogames are launched, there is a large amount of payables and receivables on the books to account for the cost of manufacturing the videogames, and from the large sales volume.

The cash used in investing activities for the six months ended December 31, 2008 and 2007 was $891,068 and $329,863, respectively. The cash used in investing activities for both periods primarily related to the purchase of office and computer equipment and the Gamecock acquisition for the six months ended December 31, 2008.

During the six months ended December 31, 2008, financing activities resulted in net cash provided of $3,589,922 and during the six months ended December 31, 2007, financing activities resulted in net cash used of $4,469,714. For the six months ended December 31, 2008, available cash for the period went in part to pay down the line of credit. Conversely, for the six month period ended December 31, 2007, we had additional borrowings on the line of credit to fund cash needs for the launch of Two Worlds on the Xbox 360 platform.

We are able to meet a substantial portion of our capital needs through operating cash flows, our line of credit and the sale of additional preferred stock. Additionally, as our gross profit margins increase our operating cash flows are expected to contribute more towards our capital needs in the future. The Gamecock acquisition caused a short-term strain on our cash flows, as we assumed the liabilities of Gamecock.  We expect the revenue derived from Gamecock videogames will provide sufficient cash flow in 2009 and 2010 to offset this strain.  Although there can be no assurances, our management believes that we have sufficient capital resources from our operations, our line of credit, and the sale of preferred stock to finance our operations and growth.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information required to be disclosed was accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

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

We may be subject to claims for rescission or damages from our stockholders because we did not dissolve following our failure to complete a business combination within the specified time period.

The prospectus issued in connection with our initial public offering stated that if we did not complete a business combination within 18 months after the completion of our initial public offering, or within 24 months if certain extension criteria were satisfied, we would liquidate our trust account, cancel our Class B common stock, dissolve and distribute any remaining assets to the holders of our common stock.  Because we did not dissolve following our failure to complete a business combination within the specified time period, some of our stockholders may have securities law claims against us for rescission (under which a successful claimant would have the right to receive the total amount paid for his or her securities pursuant to an allegedly deficient prospectus, plus interest and less any income earned on the securities, in exchange for surrender of the securities) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security). In general, a claim for rescission must be made by a person who purchased shares pursuant to a defective prospectus or other representation, and within the applicable statute of limitations period. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares.  We cannot predict whether stockholders will bring such claims, how many might bring them or the extent to which they might be successful.

We may be subject to discipline pursuant to Section 14 of the Securities Exchange Act of 1934 based on our failure to file a proxy statement with the SEC and to provide proper stockholder notice for the filing of our certificate of designation or the amendment to our certificate of incorporation.

Pursuant to Section 14 of the Securities Exchange Act of 1934, we are required to furnish a publicly-filed preliminary and/or definitive written proxy statement to any stockholder whose vote shall be solicited in connection with any proposed corporate action requiring a stockholder vote. We are also required to file such proxy statements with the SEC.  Certain exemptions may apply which allow us to furnish stockholders with an information statement, as opposed to a proxy statement, which must also be filed with the SEC.

We were required to notify our stockholders and file an information statement prior to filing our certificate of designations and the amendment to our certificate of incorporation with the State of Delaware in May 2008.  Although such actions were approved by the holders of the majority of our outstanding shares such actions should not have been effectuated without the filing of the information statement. Because we failed to file such information statement in a timely manner, we may be subject to discipline by the SEC as a result of our violation of Section 14 of the Securities and Exchange Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 4 and 18, 2008, we issued two warrants, each to purchase 50,000 shares of our common stock, to two consultants in consideration for services rendered to us in connection with the acquisition of Gamecock.  The warrants have an exercise price of $1.50 per share and are exercisable on or prior to May 31, 2013.  The warrants contain a cashless exercise provision, certain anti-dilution provisions, piggy-back registration rights, and other customary provisions. The warrants were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

The foregoing description is qualified in its entirety by reference to the full text of the warrant, a copy of which is attached as an exhibit to Amendment No. 1 to the Registration Statement of Form S-1 filed with the Securities and Exchange Commission on November 25, 2008.

On December 4, 2008, we issued three warrants to purchase an aggregate of 50,000 shares of our common stock, to former officers of Gamecock in connection with their separation from Gamecock.  The warrants have an exercise price of $1.50 per share and are exercisable on or prior to December 3, 2011, subject to the achievement of certain revenue targets. The warrants contain a cashless exercise provision, certain anti-dilution provisions, and other customary provisions. The warrants were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

The foregoing description is qualified in its entirety by reference to the full text of the warrant, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 4.2.

On December 31, 2008, we issued 100,000 of our Class Y warrants, or the Warrants, to an investors pursuant to the purchase agreement for the sale of Series A preferred stock entered into by us on May 12, 2008, or the Purchase Agreement. The Warrants were issued in exchange for 100,000 of our Class W warrants. The 100,000 Class W warrants were tendered to our transfer agent and cancelled as of December 31, 2008. The warrants were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.  In exchange for investment banking services related to the Purchase Agreement, we shall pay HCFP/Brenner Securities LLC a fee consisting of, (a) cash in an amount equal to 6.5% of the gross proceeds received by us, including the conversion of indebtedness, (b) warrants with an exercise price of $1.00 to purchase a number of shares of common stock equal to 10% of the total number of shares of Series A preferred stock issued by us, and (c) one Warrant for every ten Class Y warrants issued pursuant to the Purchase Agreement.

Item 6. Exhibits

Exhibit
Number		Exhibit

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.2(1)	Amended and Restated Bylaws.
4	.1(2)	Form of Warrant issued in connection with the acquisition of Gamecock Media Group.
4	.2*	Form of Warrant issued to the Gamecock Media Group Founders.
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.
(2)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 25, 2008.

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
Andrea Gail Jones Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 17, 2009

INDEX TO EXHIBITS

Exhibit
Number		Exhibit

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.2(1)	Amended and Restated Bylaws.
4	.1(2)	Form of Warrant issued in connection with the acquisition of Gamecock Media Group.
4	.2*	Form of Warrant issued to the Gamecock Media Group Founders.
31	.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32	.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.
(2)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 25, 2008.