Form 10-Q
period 2009-03-31
SouthPeak Interactive CORP
filed 2009-05-15
CIK 1336262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐

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

Yes ☐     No ☑

As of May 14, 2009, 41,253,100 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

PART I

Item 1. Condensed Consolidated Financial Statements

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2009	June 30, 2008

Assets

Current assets:
Cash and cash equivalents	$418,673	$4,095,036
Restricted cash	249,428	139,104
Accounts receivable, net	11,544,355	13,665,332
Inventories	4,538,123	6,538,644
Current portion of advances on royalties	11,121,945	3,321,954
Current portion of intellectual property licenses	1,531,310	133,458
Related party receivables	60,415	48,243
Prepaid expenses and other current assets	1,083,474	1,281,371

Total current assets	30,547,723	29,223,142

Property and equipment, net	2,663,508	1,679,434
Advances on royalties, net of current portion	337,554	1,053,500
Intellectual property licenses, net of current portion	1,137,972	1,311,542
Goodwill	7,402,837	-
Intangible assets, net	1,129,464	-
Other assets	15,700	12,690

Total assets	$43,234,758	$33,280,308

Liabilities and Shareholders’ Equity

Current liabilities:
Line of credit	$6,775,870	$4,851,819
Current maturities of mortgages payable	46,431	24,252
Accounts payable	15,740,021	14,254,085
Accrued royalties	457,477	523,013
Accrued expenses and other current liabilities	2,310,763	1,456,915
Deferred revenues	2,849,015	-
Due to shareholders	-	228,998
Due to related parties	92,997	15,658
Accrued expenses - related party	-	4,182
Total current liabilities	28,272,574	21,358,922

Mortgages payable, net of current maturities	1,495,584	1,038,140
Total liabilities	29,768,158	22,397,062

Commitments and contingencies		-

Shareholders’ equity:

Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued at March 31, 2009 and June 30, 2008		-
Series A convertible preferred stock, $.0001 par value; 15,000,000 shares authorized; 14,563,833 and 12,984,833 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively; aggregate liquidation preference of $14,563,833 and $12,984,833 at March 31, 2009 and June 30, 2008, respectively	1,456	1,298
Common stock, $.0001 par value; 90,000,000 shares authorized; 35,920,100 shares issued and outstanding at March 31, 2009 and June 30, 2008	3,592	3,592
Additional paid-in capital	24,887,609	20,825,105
Accumulated deficit	(11,035,173)	(9,796,709)
Accumulated other comprehensive loss	(390,884)	(150,040)

Total shareholders’ equity	13,466,600	10,883,246
Total liabilities and shareholders’ equity	$43,234,758	$33,280,308

See notes to condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008

Net revenues	$13,521,907	$2,223,268	$39,226,299	$24,768,846

Cost of goods sold:
Product costs	5,167,197	898,308	17,532,523	8,701,880
Royalties	2,374,455	227,466	4,675,635	5,458,509
Intellectual property licenses	1,660	-	113,158	-

Total cost of goods sold	7,543,312	1,125,774	22,321,316	14,160,389

Gross profit	5,978,595	1,097,494	16,904,983	10,608,457

Operating expenses:
Warehousing and distribution	524,203	19,595	1,000,766	329,958
Sales and marketing	2,714,026	303,057	8,435,630	3,396,916
Restructuring costs	67,631	-	628,437	-
Transaction costs	3,671	-	32,346	-
General and administrative	2,254,600	659,576	6,619,616	2,818,129

Total operating expenses	5,564,131	982,228	16,716,795	6,545,003

Operating income	414,464	115,266	188,188	4,063,454

Interest expense	125,281	95,148	284,213	385,458

Net income (loss)	289,183	20,118	(96,025)	3,677,996

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	-	-	1,142,439	-

Net income (loss) attributable to common shareholders	$289,183	$20,118	$(1,238,464)	$3,677,996

Basic earnings (loss) per share:	$.01	$.00	$(.03)	$.11
Diluted earnings (loss) per share:	$.01	$.00	$(.03)	$.11

Weighted-average shares outstanding - basic:	35,920,100	35,000,000	35,920,100	35,000,000
Dilutive effect of common stock equivalents:	14,679,333	-	15,947,572	-
Weighted-average shares outstanding - diluted:	50,599,433	35,000,000	51,867,672	35,000,000

* No effect is given to dilutive securities for loss periods

See notes to condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended March 31,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(96,025)	$3,677,996
Adjustments to reconcile net cash (used in) provided by operating activities:
Non-cash expenses related to the issuance of stock and stock options	461,336	—
Depreciation and amortization	286,381	62,061
Amortization of royalties and intellectual property licenses	4,344,618	5,458,509

Change in operating assets and liabilities:
Accounts receivable	2,611,851	3,150,873
Inventories	2,157,266	500,937
Advances on royalties	(7,875,945)	(6,409,201)
Intellectual property licenses	(1,460,000)	(491,250)
Related party receivables	(12,172)	(8,414)
Prepaid expenses and other current assets	234,266	14,997
Other assets	(3,010)	—
Accounts payable	(3,958,238)	(1,742,605)
Accrued royalties	(738,512)	1,734,045
Accrued expenses and other current liabilities	(239,913)	(748,927)
Deferred Revenue	(872,885)	—
Accrued expenses - related party	(4,182)	(650,889)

Total adjustments	(5,069,139)	870,136

Net cash and cash equivalents (used in) provided by operating activities	(5,165,164)	4,548,132

Cash flows from investing activities:
Purchase of property and equipment	(403,478)	(479,335)
Cash payments to effect acquisition, net of cash required	(247,542)	—
Contingent consideration for acquisition	(501,815)	—
Deposits	—	(8,732)
Change in restricted cash	(110,324)	—
Net cash and cash equivalents used in investing activities	(1,263,159)	(488,067)

Cash flows from financing activities:
Net proceeds from (repayments of) line of credit	1,924,051	(4,822,872)
Repayments of mortgage notes payable	(20,377)	—
Proceeds from issuance of note payable	—	2,000,000
Payments of amounts due to shareholder	(228,998)	(277,328)
Repayment of amounts due to related parties	—	(78,467)
Advances from related parties	77,339	38,807
Deferred acquisition costs	—	(448,360)
Proceeds from the issuance of Series A convertible preferred stock, net of cash offering costs	1,240,789	—
Distribution to members	—	(370,000)
Net cash and cash equivalents provided by (used in) financing activities	2,992,804	(3,958,220)

Effect of exchange rate changes on cash and cash equivalents	(240,844)	(328,080)

Net decrease in cash and cash equivalents	(3,676,363)	(226,235)
Cash and cash equivalents at beginning of period	4,095,036	510,265

Cash and cash equivalents at end of period	$418,673	$284,030

Non-cash transactions:

Purchase of building in exchange for note payable	$500,000	$—

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

The Company maintains its operations in the United States and the United Kingdom. The Company sells its games to retailers and distributors in North America and United Kingdom, and primarily to distributors in the rest of Europe, Australia, Asia and Japan.

Business Combination

On October 10, 2008, the Company acquired Gone Off Deep, LLC, doing business as Gamecock Media Group (“Gamecock”), pursuant to a definitive purchase agreement (see Note 2). Gamecock’s operations were included in the Company’s financial statements for all periods subsequent to the consummation of the business combination only.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of March 31, 2009 and for the three and nine month periods ended March 31, 2009 and 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (all of which are of a normal, recurring nature) considered for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  The most significant estimates relate to royalties, licenses, accounts receivable allowances, impairment and stock-based compensation expense.  Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full fiscal year.

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

The Company may permit product returns from, or grant price protection to, its customers under certain conditions. Price protection refers to the circumstances when the Company elects to decrease the wholesale price of a product based on the number of products in the retail channel and, when granted and taken, allows customers a credit against amounts owed by such customers to the Company with respect to open and/or future invoices. The criteria the Company’s customers must meet to be granted the right to return products or price protection include, among other things, compliance with applicable payment terms, and consistent delivery to the Company of inventory and sell-through reports. In making the decision to grant price protection to customers, the Company also considers other factors, including the facilitation of slow-moving inventory and other market factors.

Management must estimate the amount of potential future product returns and price protection related to current period revenues utilizing industry and historical Company experience, information regarding inventory levels, and the demand and acceptance of the Company’s games by end consumers. The following factors are used to estimate the amount of future returns and price protection for a particular game: historical performance of games in similar genres; historical performance of the hardware platform; sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; the game’s recent sell-through history (if available); marketing trade programs; and competing games. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience management believes the estimates are reasonable. However, actual returns and price protection could vary materially from management’s allowance estimates due to a number of unpredictable reasons including, among others, a lack of consumer acceptance of a game, the release in the same period of a similarly themed game by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of the Company’s revenues for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.

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

At March 31, 2009 and June 30, 2008, accounts receivable allowances consisted of the following:

	March 31, 2009	June 30, 2008
Sales returns	$157,968	$155,652
Price protection	2,315,537	823,085
Doubtful accounts	743,980	22,169
Defective items	60,026	107,559

Total allowances	$3,277,511	$1,108,465

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

Beginning upon the related games release, capitalized royalty costs are amortized to “cost of goods sold – royalties” based on the ratio of current revenues to total projected revenues for the specific game, generally resulting in an amortization period of twelve months or less.

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

Assessment of Impairment of Assets

Current accounting standards require that the Company assess the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate the remaining value of the assets recorded on its condensed consolidated balance sheets is potentially impaired. In order to determine if a potential impairment has occurred, management must make various assumptions about the estimated fair value of the asset by evaluating future business prospects and estimated cash flows. For some assets, the Company’s estimated fair value is dependent upon predicting which of its products will be successful. This success is dependent upon several factors, which are beyond the Company’s control, such as which operating platforms will be successful in the marketplace, market acceptance of the Company’s products and competing products. Also, the Company’s revenues and earnings are dependent on the Company’s ability to meet its product release schedules.

SFAS No. 142 “Goodwill and Other Intangible Assets,” requires a two-step approach to testing goodwill for impairment for each reporting unit. The Company’s reporting units are determined by the components of its operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment information that management regularly reviews for the operating results of that component. SFAS No. 142 requires that the impairment test be performed at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

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

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1. Summary of Significant Accounting Policies, continued

Revenue Recognition

The Company recognizes revenue from the sale of video games upon the transfer of title and risk of loss to the customer, once performance obligations have been completed and the following revenue recognition criteria have been met: persuasive evidence of an arrangement, delivery, fixed and determinable fee, and probability of collection.  Revenue from the sale of video games is recognized after deducting the estimated allowance for sales returns and price protection.

Some of the Company’s video games provide limited online features at no additional cost to the consumer. Generally, the Company considers such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, the Company recognizes revenue related to video games containing these limited online features upon the transfer of title and risk of loss to the customer.  In instances where online features or additional functionality are considered a substantive deliverable in addition to the video game, the Company takes this into account when applying its revenue recognition policy.  This evaluation is performed for each video game together with any online transactions, such as electronic downloads or video game add-ons when it is released.  When the Company determines that a video game contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the video game, principally because of its importance to game play, the Company considers that its performance obligations for this game extend beyond the delivery of the game. Fair value does not exist for the online functionality, as the Company does not separately charge for this component of the video game. As a result, the Company recognizes all of the revenue from the sale of the game upon the delivery of the remaining online functionally In addition, the Company defers the costs of sales for this game and recognizes the costs upon delivery of the remaining online functionality. Cost of sales includes: manufacturing costs, software royalties and amortization, and intellectual property licenses and amortization.

With respect to online transactions, such as electronic downloads of games or add-ons that do not include a more-than-inconsequential separate service deliverable, revenue is recognized when the fee is paid by the online customer to purchase online content and the Company is notified by the online retailer that the product has been downloaded. In addition, persuasive evidence of an arrangement must exist, collection of the related receivable must be probable and the fee must be fixed and determinable.

Sales incentives or other consideration given by the Company to its customers are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-09”).  In accordance with EITF No. 01-09, sales incentives and other consideration that are considered adjustments of the selling price of the Company’s games, such as rebates and product placement fees, are reflected as reductions to revenue.  Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of games in a customer’s national circular ad, are reflected as sales and marketing expenses.

Third-party licensees in Europe distribute Gamecock’s video games under license agreements with Gamecock. The licensees paid certain minimum, non-refundable, guaranteed royalties when entering into the licensing agreements. Upon receipt of the advances, the Company defers their recognition and recognizes the revenues in subsequent periods as these advances are earned  by the Company. As the licensees pay additional royalties above and beyond those initially advanced, the Company recognizes these additional royalties as revenues.

With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of a master copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.  In addition, persuasive evidence of an arrangement must exist, collection of the related receivable must be probable, and the fee must be fixed and determinable.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Share-Based Payment” (“SFAS No. 123R”).  SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the condensed consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

On April 9, 2009, the FASB issued the following three Final Staff Positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under FSP FAS 115-2 and 124-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements.

The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009. The adoption of these standards is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

2. Acquisition

On October 10, 2008, the Company acquired Gone Off Deep, LLC, doing business as Gamecock Media Group (“Gamecock”), pursuant to a definitive purchase agreement (the “Agreement”) with Vid Agon, LLC (the “Seller”) and Vid Sub, LLC (the “Member”). The Member is a wholly-owned subsidiary of the Seller and Gamecock is a wholly-owned subsidiary of the Member.  Pursuant to the terms of the Agreement, the Company acquired all of the outstanding membership interests of the Member in exchange for aggregate consideration of 7% of the future revenue from sales of certain Gamecock games, net of certain distribution fees and advances, and a warrant to purchase 700,000 shares of the Company’s common stock.

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

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

2. Acquisition, continued

The following table presents the gross and net balances, and accumulated amortization of the components of the Company’s purchased amortizable intangible assets included in the acquisition as of March 31, 2009:

		Accumulated
	Gross	Amortization	Net

Royalty agreements (Advances on royalties)	$3,317,000	$(966,750)	$2,350,250
Intangible assets, net
Game sequels	$1,037,000	$—	$1,037,000
Non-compete agreements	200,000	(149,650)	50,350
Distribution agreements	50,000	(7,885)	42,115

Total intangible assets, net	$1,287,000	$(157,535)	$1,129,465

Intangible assets and goodwill are expected to be tax deductible. The estimated future decreases to net income (loss) from the amortization of the finite-lived intangible assets are the following amounts:

Year ending June 30,	Amount
2009 (remaining three months)	$1,125,384
2010	1,296,049
2011	16,666
2012	4,616
2013	—
Thereafter	1,037,000

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

	For the three months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008
Pro forma net revenues	$13,521,907	$2,777,398	$40,027,695	$26,288,231
Pro forma net income (loss)	289,183	(1,790,601)	(34,433,778)	(2,494,632)
Pro forma net income (loss) per share—basic	.01	(.05)	(.96)	(.07)
Pro forma net income (loss) per share—diluted	.01	(.05)	(.96)	(.07)

As of March 31, 2009, a total of $501,815, which may be netted contractually against adjustments for excess payables, as defined pursuant to the Agreement, of the Gamecock Earn-Out has been achieved and was included to goodwill in the consolidated balance sheets.

On December 4, 2008, the Company acquired the remaining 4% minority interest in Gamecock in exchange for aggregate consideration of 50,000 warrants to purchase shares of the Company’s common stock, with an exercise price of $1.50 per share, exercisable subject to the achievement of certain revenue targets. The transaction has been accounted for as a purchase and resulted in an increase to goodwill of $18,889. The fair value of the stock warrants was determined using the Black-Scholes option pricing model and the following assumptions: (a) the fair value of the Company’s common stock of $1.10 per share, which is the closing price as of December 4, 2008, (b) volatility of 63.76%, (c) a risk free interest rate of 1.51%, (d) an expected term, also the contractual term, of 3.0 years, and (e) an expected dividend yield of 0.0%.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2009:

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Financial	Observable	Unobservable
		Instruments	Inputs	Inputs
	As of March 31, 2009	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$962	$962	$—	$—	Cash and cash equivalents

Total assets at fair value	$962	$962	$—	$—

4. Inventories

At March 31, 2009 and June 30, 2008, inventories consist of the following:

	March 31, 2009	June 30, 2008
Finished goods	$4,300,975	$6,239,060
Purchased parts and components	237,148	299,584
Total	$4,538,123	$6,538,644

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

5. Line of Credit

The Company has a $7.5 million revolving line of credit facility with a financial institution that expires on November 30, 2009. The line of credit bears interest at prime plus ½%, which was 3.75% and 5.50% at March 31, 2009 and June 30, 2008, respectively. The financial institution processes payments received on such accounts receivable as payments on the revolving line of credit. The line is collateralized by gross accounts receivable of approximately $11,096,000 and $13,629,000 at March 31, 2009 and June 30, 2008, respectively. The line of credit is further collateralized by the personal guarantees, and pledge of personal securities and assets by two Company shareholders. The agreement contains certain financial and non-financial covenants. At March 31, 2009, the Company was in compliance with these covenants.

At March 31, 2009 and June 30, 2008, the outstanding line of credit balance was $6,775,870 and $4,851,819, respectively. As of March 31, 2009 and June 30, 2008, the Company had $102,721 and $148,181, respectively, available under its credit facility. For the three months and nine months ended March 31, 2009, interest expense relating to the line of credit was $68,280 and 153,793, respectively. For the three months and nine months ended March 31, 2008, interest expense relating to the line of credit was $0 and $228,317, respectively.

6. Related Party Transactions

Related Party Receivables

Related party receivables consist of short-term advances to employees. No allowance has been provided due to the short-term nature and recoverability of such advances.

Due to Shareholders
The company has received advances, which are payable on demand, from a shareholder of the company. Such advances are non-interest bearing and are not collateralized. At March 31, 2009 and June 30, 2008, the amounts due were $-0- and $228,998, respectively.

Due to Related Parties

The Company receives advances, which are payable on demand, from certain affiliated entities of a shareholder of the Company. Such advances are non-interest bearing and are not collateralized. At March 31, 2009 and June 30, 2008, the amounts due to these entities were $92,997 and $15,658, respectively.

Accrued Expenses - Related Party

Accrued expenses due to related parties as of March 31, 2009 and June 30, 2008 consisted of:

	As of March 31, 2009	As of June 30, 2008
Balance at beginning of period	$4,182	$650,889
Expenses incurred:
Consulting fees	—	920,930
Commissions	550,429	433,370
Less: amounts paid	554,691	(2,001,007)
Balance at end of period	$—	$4,182

The Company incurred sales commissions for the marketing and sale of video games with two affiliates of a shareholder of the Company.  Sales commissions for the three and nine months ended March 31, 2009 were $277,201 and $500,327, respectively.  Sales commissions for the three and nine months ended March 31, 2008 were $44,928 and $430,649, respectively.  These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

The Company incurred fees for office space and staff services under an informal arrangement to an entity partially owned by two shareholders of the Company.  Fees for the three and nine months ended March 31, 2009 were $27,500 and $72,750, respectively. Fees for the three and nine months ended March 31, 2008 were $22,626 and $22,626, respectively. These amounts are included in the general and administrative expenses in the accompanying condensed consolidated statements of operations.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

6. Related Party Transactions, continued

The Company incurred fees for broadband usage to an entity partially owned by shareholders of the Company.  Broadband usage fees for the three and nine months ended March 31, 2009 were $25,912 and $67,612, respectively. Broadband usage fees for the three and nine months ended March 31, 2008 were $16,850 and $36,850, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

7. Commitments

A summary of annual minimum contractual obligations and commercial commitments as of March 31, 2009 is as follows:

	Software
	Developers	Marketing	Leases	Total
Commitments for twelve months ending March 31,
2010	$9,631,810	$74,143	$145,131	$9,851,084
2011	463,476	—	117,631	581,107
2012	—	—	35,131	35,131
2013	—	—	23,421	23,421
2014	—	—	—	—
Thereafter	—	—	—	—
Total	$10,095,286	$74,143	$321,314	$10,490,743

8. Stock-based Compensation

In May 2008, the Company’s Board of Directors and its shareholders approved the 2008 Equity Incentive Compensation Plan (the “2008 Plan”) for the grant of stock awards to officers, directors, employees and consultants. The 2008 Plan expires in May 2018. Shares available for future grant as of March 31, 2009 were 3,597,000 under the 2008 Plan.

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

The assumptions used in the Black-Scholes option pricing model to value the Company’s option grants were as follow:

	For the three months ended March 31, 2009	For the nine months ended March 31, 2009
Risk-free interest rate	1.72%	1.72-4.01%
Weighted-average volatility	65.23%	57.56-65.23%
Expected term	6 years	5.5-6 years
Expected dividends	0.0%	0.0%
Estimated forfeiture rate	5.0%	5.0%

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

8. Stock-based Compensation, continued

The following table summarizes the stock-based compensation expense resulting from stock options and restricted stock in the Company’s condensed consolidated statements of operations:

	For the three months ended March 31, 2009	For the nine months ended March 31, 2009
Sales and Marketing	$—	$31,591
General and administrative	118,831	429,745
Stock-based compensation expense	$118,831	$461,336

As of March 31, 2009, the Company’s unrecognized stock-based compensation for stock options and restricted stock issued to employees and non-employee directors was approximately $973,000 and will be recognized over a weighted average of 2.2 years.

The following table summarizes the Company’s stock option activity for the nine months ended March 31, 2009:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2008	—	$—	—	$—
Activity for the nine months ended March 31, 2009
Granted	1,472,000	2.01
Exercised	—	—
Forfeited, cancelled or expired	(90,000)	1.69
Outstanding as of March 31, 2009	1,382,000	$2.03	9.38	$—
Exercisable as of March 31, 2009	—	$—	—	$—
Exercisable and expected to be exercisable	1,312,900	$2.03	9.38	$—

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price as of March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes the Company’s restricted stock activity for the nine months ended March 31, 2009:

	Options	Weighted- Average Exercise Price
Outstanding as of June 30, 2008	—	$—
Activity for the nine months ended March 31, 2009
Granted	123,000	2.15
Vested	—	—
Forfeited, cancelled or expired	(7,500)	2.30
Outstanding as of March 31, 2009	115,500	$2.14
Vested as of March 31, 2009	—	—

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(UNAUDITED)

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

Since the registration statement was not declared effective by the SEC within the prescribed time period, the Company is obligated to make pro rata payments to each holder of Series A preferred stock in an amount equal to .5% of the aggregate amount invested by such holder of Series A preferred stock for each 30 day period (or portion thereof) for which no registration statement is effective. In accordance with FSP EITF No. 00-19-2, “Accounting for Registration Payment Arrangements”, the Company has recognized liquidating damages and interest totaling $86,511 for the three months ended March 31, 2009 and $196,511 for the nine months ended March 31, 2009.

10. Income Taxes

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

11. Restructuring

The Company has implemented an organizational restructuring as a result of the acquisition described in Note 2. This organizational restructuring is to integrate different operations to create a streamlined organization within the Company.

The primary goals of the organizational restructuring were to rationalize the title portfolio and consolidate certain corporate functions so as to realize the synergies of the acquisition.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

11. Restructuring, continued

Since the consummation of the acquisition, the Company has commenced the organizational restructuring activities, focusing first on North American and European staff as well as redundant premises.  The Company has communicated to the North America and United Kingdom redundant employees and ceased use of certain offices under operating lease agreements. The following table details the amount of restructuring reserves included in accrued expenses and other current liabilities in the condensed consolidated balance sheet at March 31, 2009:

		Facilities
	Severance(1)	Costs(1)	Total
Restructuring charges (charges to expenses)	$560,707	$67,730	$628,437
Utilization (cash paid or otherwise settled) (2)	(469,045)	(67,730)	(536,775)

Balance at March 31, 2009	$91,662	$-	$91,662

(1)	Accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).

(2)	Utilization represents the amount of cash paid to settle restructuring liabilities incurred ($469,045 of severance and $67,730 of facility costs).

12. Property

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

13. Contingencies

On March 12, 2009, the Company, Gamecock, SouthPeak Interactive, Ltd. and Gamecock Media Europe, Ltd. were served with a complaint by a videogame distributor alleging various breach of contract and other claims related to a publishing and distribution agreement, or the Distribution Agreement, entered into between Gamecock Media Europe, Ltd. and the distributor in January 2008. CDV is seeking the return of $4,590,000 in videogame development advances, an injunction against the Company and its subsidiaries, €362,508 and £95,228 in specified damages, further damages to be assessed, and discretionary interest and costs.  Additionally, Gamecock Media Europe, Ltd. filed a counterclaim against the distributor for $700,000 and €177,078.28 and discretionary interest and costs, resulting from videogame sales and the achievement of a milestone under the Distribution Agreement.  This matter has a hearing scheduled in the United Kingdom in June 2009. On October 27, 2008, a third party developer demanded arbitration with Gamecock claiming breach of contract resulting from the Gamcock’s lack of payment upon the developer’s achievement of certain milestones. Mediation was held in February without both parties agreeing to a settlement. The Company’s management currently believes that resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations. However, legal issues are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these issues could have a material adverse effect on the Company’s consolidated financial position and the consolidated results of operations in the period in which any such effect is recorded.

14. Mortgage Note Payable

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

15. Subsequent Events

Subsequent to March 31, 2009 and as of May 14, 2009, holders of 5,210,000 shares of Series A Preferred Stock have elected to convert to 5,210,000 shares of common stock.

We maintain operations in the United States and in the United Kingdom. For the nine months ended March 31, 2009 and 2008, international operations contributed approximately 14% and 21%, respectively, to consolidated net revenues. We sell our videogames directly to retailers and distributors in North America and United Kingdom. In the rest of Europe, Asia and Australia, we primarily sell our videogames directly to distributors. We operate in one business segment, interactive videogame publishing.

Third Quarter 2009 Releases

We released the following videogames in the three month period ended March 31, 2009:

Title	Platform	Date Released
Big Bang Mini	NDS	1/21/09
X-Blades	PC, PS3, X360	2/10/09
Penumbra Collection	PC	2/17/09
Mushroom Men (EU)	NDS, Wii	3/27/09

Consolidated Financial Statements

Our consolidated financial statements include the accounts of SouthPeak Interactive Corporation and its subsidiaries SouthPeak Interactive, L.L.C., SouthPeak Interactive, Ltd., Vid Sub, LLC, Gone Off Deep, LLC and Gamecock Media Europe Ltd.  All intercompany accounts and transactions have been eliminated in consolidation.

The following are the primary components of our consolidated statements of operations:

Net Revenues. Our revenue is derived from publishing and selling videogames. We work with independent developers and/or development studios to develop proprietary videogames and also license rights to properties from third parties. We focus on providing high quality videogames that command prices that are similar to those obtained by our major competitors in the front-line/premium videogame market ($39.95 to $59.95), that are featured prominently “on the shelf” of major retailers, and not on focusing on lower-priced “value games,” that generally are found in “budget game bins” in retail outlets (usually priced between $9.99 and $14.99). However, as our products mature we will take advantage of opportunities to sell older games at value prices to selected retailers. The future growth of our revenues is dependent upon our ability to continue providing highly desirable, high quality videogames to the market.

Cost of Goods Sold.   Cost of goods sold consists of royalty payments to third party developers, license fees to videogame manufacturers, intellectual property costs for items such as trademarked characters and game engines, and manufacturing costs of the videogame discs, cartridges or similar media. Proprietary console manufacturers approve and manufacture each videogame for their platform. They charge their license fee for each videogame based on the expected retail sales price of the videogame. Such license fee is paid by us based on the number of videogames manufactured. Should some of the videogames ultimately not be sold, or the sales price to the retailer be reduced by us through price protection, no adjustment is made by the proprietary console manufacturer in the license fee originally charged. Therefore, because of the terms of these license fees, we may have an increase in the cost of goods as a percent of net revenue should we fail to sell a number of copies of a videogame for which a license has been paid, or if the price to the retailer is reduced.

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

Gross Profit. Our gross profit is positively impacted by our strategy of using cost-efficient, external third party developers to develop our videogames, rather than directly employing videogame developers or maintaining a costly development studio. Additionally, we are often able to attract high quality developers willing to work for lower costs because of the creative flexibility and focused attention provided by us. Gross profits are positively impacted by titles that perform better than our budgeted forecasts, since manufacturing, royalties and licensing costs are faster recovered and economies of scale occur as the incremental sales of a videogame produce greater profitability. In addition since we utilize a variety of third-party developers, our royalty payments and obligations are different for each title thereby impacting our gross profit. Gross profits are negatively impacted by costs written off from abandoned projects, videogames that do not meet our sales expectations, and by videogames that require more significant royalty payments to developers.

Warehousing and Distribution Expenses. Our warehousing and distribution expenses primarily consist of costs associated with warehousing, order fulfillment, and shipping. Because we use third-party warehousing and order fulfillment companies in the United States and in Europe, the expansion of our product offerings and escalating sales will increase our expenditures for warehousing and distribution in proportion to our increased sales.

Sales and Marketing Expenses. Sales and marketing expenses consist of advertising, marketing and promotion expenses, and commissions to external sales representatives. The largest component of this expense relates to certain customer marketing allowances. As the number of newly published videogames increases, advertising, marketing and promotion expenses are expected to rise accordingly. We recognize advertising, marketing and promotion expenses as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related ad is run for the first time. We also engage in cooperative marketing with some of our retail channel partners. We accrue marketing and sales incentive costs when revenue is recognized and such amounts are included in sales and marketing expense when an identifiable benefit to us can be reasonably estimated; otherwise, the incentives are recognized as a reduction to net revenues. Such marketing is offered to our retail channel partners based on a single sales transaction, as a credit on their accounts receivable balance, and would include items such as contributing to newspaper circular ads and in store banners and displays.

General and Administrative Expenses. General and administrative expenses primarily represent personnel-related costs, including corporate executive and support staff, general office expenses, consulting and professional fees, and various other expenses. Personnel-related costs represent the largest component of general and administrative expenses. We expect that our personnel costs will increase as the business continues to grow. We expect to incur additional increased costs for personnel and consultants as a result of becoming a publicly traded company which requires compliance and adherence to new regulations for corporate governance and accounting. Depreciation expense also is included in general and administrative expenses.

Interest and Financing Costs. Interest and financing costs are attributable to SouthPeak’s line of credit and financing arrangements that are used to fund development of videogames with third parties, which often takes 12-24 months. Additionally, such costs are used to finance the accounts receivables prior to payment by customers.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates were based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Allowances for Returns, Price Protection, and Doubtful Accounts. Management closely monitors and analyzes the historical performance of our  various games, the performance of games released by other publishers, and the anticipated timing of other releases in order to assess future demands of current and upcoming games. Initial volumes shipped upon title launch and subsequent reorders are evaluated to ensure that quantities are sufficient to meet the demands from the retail markets, but at the same time are controlled to prevent excess inventory in the channel.

We may permit product returns from, or grant price protection to, our customers under certain conditions. Price protection refers to the circumstances when we elect to decrease the wholesale price of a product by a certain amount and, when granted and applicable, allows customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions that our customers must meet to be granted the right to return products or price protection include, among other things, compliance with applicable payment terms, and consistent delivery to the Company of inventory and sell-through reports. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. Management must make estimates of potential future product returns and price protection related to current period revenues. Management estimates the amount of future returns and price protection for current period revenues utilizing historical experience and information regarding inventory levels and the demand and acceptance of our games by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular game: historical performance of games in similar genres; historical performance of the hardware platform; sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; the game’s recent sell-through history (if available); marketing trade programs; and competing games. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience management believes the estimates are reasonable. However, actual returns and price protection could vary materially from management’s allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a game, the release in the same period of a similarly themed game by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenues for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.

Management must make estimates of the uncollectibility of our accounts receivable. In estimating the allowance for doubtful accounts, we analyzes the age of current outstanding account balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in our customers’ payment terms and their economic condition. Any significant changes in any of these criteria would affect management’s estimates in establishing the allowance for doubtful accounts.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Management regularly reviews inventory quantities on hand and in the retail channel and records a provision for excess or obsolete inventory based on the future expected demand for our games. Significant changes in demand for our games would impact management’s estimates in establishing the inventory provision.

Advances on Royalties. We utilizes independent software developers to develop our games and makes payments to the developers based upon certain contract milestones. We enter into contracts with the developers once the game design has been approved by the platform proprietors and is technologically feasible.  Accordingly, we capitalize such payments to the developers during development of the games. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owed to the developer from future sales of the game. Any pre-release milestone payments that are not prepayments against future royalties are expensed to “cost of goods sold - royalties” in the period when the game is released. Capitalized royalty costs for those games that are cancelled or abandoned are charged to “cost of goods sold - royalties” in the period of cancellation.

Beginning upon the related games release, capitalized royalty costs are amortized to “cost of goods sold – royalties” based on the ratio of current revenues to total projected revenues for the specific game, generally resulting in an amortization period of six months or less.

We evaluate the future recoverability of capitalized royalty costs on a quarterly basis. For games that have been released in prior periods, the primary evaluation criterion is actual title performance. For games that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific game to which the royalties relate. Criteria used to evaluate expected game performance include: historical performance of comparable games developed with comparable technology; orders for the game prior to its release; and, for any game sequel, estimated performance based on the performance of the game on which the sequel is based.

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

Intellectual Property Licenses. Intellectual property license costs consist of fees paid by us to license the use of trademarks, copyrights, and software used in the development of games. Depending on the agreement, we may use acquired intellectual property in multiple games over multiple years or for a single game.  When no significant performance remains with the licensor upon execution of the license agreement, we record an asset and a liability at the contractual amount. We believe that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, we record the payments as an asset when paid and as a liability when incurred, rather than upon execution of the agreement. We classify these obligations as current liabilities to the extent they are contractually due within the next twelve months.  Capitalized intellectual property license costs for those games that are cancelled or abandoned are charged to “cost of goods sold - intellectual property licenses” in the period of cancellation.

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

We evaluate the future recoverability of capitalized intellectual property license costs on a quarterly basis. For games that have been released in prior periods, the primary evaluation criterion is actual title performance. For games that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific games to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected game performance include: historical performance of comparable games developed with comparable technology; orders for the game prior to its release; and, for any game sequel, estimated performance based on the performance of the game on which the sequel is based.   Further, as intellectual property licenses may extend for multiple games over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors, such as the success of other products and/or entertainment vehicles utilizing the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.

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

Revenue Recognition. We recognize revenue from the sale of video games upon the transfer of title and risk of loss to the customer, once performance obligations have been completed and following revenue recognition criteria have been met: persuasive evidence of an arrangement, delivery, fixed and determinable fee and  probability of collection.  Revenue from the sale of video games is recognized after deducting the estimated allowance for sales returns and price protection.

Some of our video games provide limited online features at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we recognize revenue related to video games containing these limited online features upon the transfer of title and risk of loss to the customer.  In instances where online features or additional functionality are considered a substantive deliverable in addition to the video game, we take this into account when applying our revenue recognition policy.  This evaluation is performed for each video game together with any online transactions, such as electronic downloads or video game add-ons when it is released.  When we determine that a video game contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the video game, principally because of its importance to game play, we consider that its performance obligations for this game extend beyond the delivery of the game. Fair value does not exist for the online functionality, as we do not separately charge for this component of the video game. As a result, we recognize all of the revenue from the sale of the game upon the delivery of the remaining online functionality. In addition, we defer the costs of sales for this game and recognize the costs upon delivery of the remaining online functionality. Cost of sales includes: manufacturing costs, software royalties and amortization, and intellectual property licenses.

With respect to online transactions, such as electronic downloads of games or add-ons that do not include a more-than-inconsequential separate service deliverable, revenue is recognized when the fee is paid by the online customer to purchase online content and we are notified by the online retailer that the product has been downloaded. In addition, persuasive evidence of an arrangement must exist, collection of the related receivable must be probable and the fee is fixed and determinable.

Sales incentives or other consideration given by us to our customers are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-09”).  In accordance with EITF No. 01-09, sales incentives and other consideration that are considered adjustments of the selling price of our games, such as rebates and product placement fees, are reflected as reductions to revenue.  Sales incentives and other consideration that represent costs incurred by us  for assets or services received, such as the appearance of games in a customer’s national circular ad, are reflected as sales and marketing expenses.

Third-party licensees in Europe distribute Gamecock’s video games under license agreements with Gamecock. The licensees paid certain minimum, non-refundable, guaranteed royalties when entering into the licensing agreements. Upon receipt of the advances, we defer their recognition and recognize the revenues in subsequent periods as these advances are recouped by the company. As the licensees pay additional royalties above and beyond those initially advanced, we recognize these additional royalties as revenues.

With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenue is recognized upon delivery of a master copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.  In addition, persuasive evidence of an arrangement must exist, collection of the related receivable must be probable and the fee is fixed and determinable.

Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations.

Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the value of employee stock options on the date of grant using the Black-Scholes option pricing model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

Assessment of Impairment of Goodwill.  SFAS No. 142 “Goodwill and Other Intangible Assets,” requires a two-step approach to testing goodwill for impairment for each reporting unit. Our reporting units are determined by the components of our operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment information that management regularly reviews for the operating results of that component. SFAS No. 142 requires that the impairment test be performed at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

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

Consolidated Results of Operations

The following table sets forth our results of operations expressed as a percentage of net revenues:

	For the three months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008

Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold:
Product costs	38.2%	40.4%	44.7%	35.1%
Royalties	17.6%	10.2%	11.9%	22.0%
Intellectual property licenses	0.0%	0.0%	0.3%	0.0%
Total cost of goods sold	55.8%	50.6%	56.9%	57.2%

Gross profit	44.2%	49.4%	43.1%	42.8%

Operating expenses:
Warehousing and distribution	3.9%	0.9%	2.6%	1.3%
Sales and marketing	20.1%	13.6%	21.5%	13.7%
Restructuring costs	0.5%	0.0%	1.6%	0.0%
Transaction costs	0.0%	0.0%	0.1%	0.0%
General and administrative	16.7%	29.7%	16.9%	11.4%
Total operating expenses	41.1%	44.2%	42.6%	26.4%

Operating income	3.1%	5.2%	0.5%	16.4%

Interest expense	0.9%	4.3%	0.7%	1.6%

Net income (loss)	2.1%	0.9%	(0.2)%	14.8%

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	0.0%	0.0%	2.9%	0.0%
Net income (loss) attributable to common shareholders	2.1%	0.9%	(3.2)%	14.8%

Three Months Ended March 31, 2009 and 2008

Net Revenues.  Net revenues for the three months ended March 31, 2009 were $13,521,907, an increase of $11,298,639, or 508%, from net revenues of $2,223,268 for the comparable period in 2008.  The increase in net revenues was primarily driven by several new releases during the quarter, including Big Bang Mini and X-Blades.  For the three months ended March 31, 2009, the number of videogame units sold increased to approximately 711,000 units, an increase of 497,000 from units sold for the comparable period in 2008.  Average net revenue per videogame unit sold increased 83%, from $10.39 to $19.01 for the three month periods ended March 31, 2008 and 2009, respectively. This average increase in price is mainly due to the large number of games released in this quarter and the pricing structure of different hardware platforms as compared to the comparable period last year.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2009 increased to $7,543,312, up $6,417,538, or 570%, from $1,125,774 for the comparable period in 2008.  The cost of royalty expense for the three months ended March 31, 2009 increased 944% from the cost of royalty expense for the three months ended March 31, 2008.  The increase is due to the additional units sold compared to the same period in 2008, and as a result of lower or no royalty costs for some of the games sold for the quarter ended March 31, 2008.

Gross Profit.  For the three month periods ended March 31, 2009 and 2008, gross profit increased to $5,978,595 from $1,097,494, or 445%, and gross profit margin decreased to approximately 44.2% from 49.4%. The decrease in gross profit is largely due to an increase in royalty expense.

Warehousing and Distribution Expenses. For the three months ended March 31, 2009 and 2008, warehousing and distribution expenses were $524,203 and $19,595, respectively, resulting in an increase of 2,576%. This increase is due to an increase in units shipped and units currently being held at our third party warehouse when compared to the prior comparable period and as a result of a large number of product sales to customers that were picked up  by the customer from the manufacturer or drop-shipped from the manufacturer directly to the customer, resulting in no third party warehouse costs during the comparable prior period. As a percentage of net revenues, warehousing and distribution costs were 3.9% of net revenues, compared to 0.9% in the same period in 2008.

Sales and Marketing Expenses.  For the three months ended March 31, 2009, sales and marketing expenses increased 796% to $2,714,026 from $303,057 for the comparable period in 2008. This increase is primarily due to larger average marketing expenses for games released in 2009 and the anticipated higher volume of different video game titles released 2009.  Sales and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes.  For the quarter ended March 31, 2009, we incurred $355,419 in marketing costs for future game releases which are included in marketing expenses.

General and Administrative Expenses.   For the three months ended March 31, 2009, general and administrative expenses increased 242% to $2,254,600 from $659,576 for the comparable period in 2008. Salaries and wages included in general and administrative expenses increased from $402,541 for the three months ended March 31, 2008 to $1,118,231 for the three months ended March 31, 2009, an increase of 178%. Professional fees increased 2702% from $7,651 for the three months ended March 31, 2008 to $214,389 for the three months ended March 31, 2009 as a result of increased costs associated with being a public company. Travel and entertainment expenses were $90,397 for the three months ended March 31, 2008, increasing 68% to $150,743 for the three months ended March 31, 2009. General and administrative expenses as a percentage of net revenues decreased, to 16.7% for the three months ended March 31, 2009 from 29.7% for the same period in fiscal year 2008 as we realized economies of scale. In addition, for the three months ended March 31, 2009, general and administrative expenses include a $118,831 charge for noncash compensation related to employee stock options and restricted stock.  It is anticipated that staffing will continue to increase, partly to comply with financial and accounting reporting requirements of a public company. In addition it is expected, as additional sales territories are added and more videogames are offered for sale, that sales will increase. It is anticipated that staffing will increase to support the increased sales volume.

Restructuring Costs: For the three months ended March 31, 2009, we incurred $67,631 in restructuring costs related to the Gamecock acquisition.  These primarily consist of salaries and severance for Gamecock employees who separated from service after the Gamecock acquisition as part of a restructuring of Gamecock's operations and rent expense for the Gamecock offices that have closed.

Transaction Costs.  For the three months ended March 31, 2009, we incurred $3,671 in costs related to the acquisition of Gamecock. These costs relate to internal costs for travel and other expenses related to the acquisition of Gamecock.

Operating Income.   For the three months ended March 31, 2009, our operating income was $414,464 versus an operating income of $115,267 in the prior year period. The increase in operating income is principally due to the volume of videogame units sold in the quarter compared to the quarter ended March 31, 2008.  For the three months ended March 31, 2009, operating income as a percentage of net revenue was 3.1% versus 5.2% for the prior year’s comparable period.

Interest and Financing Costs.   For the three months ended March 31, 2009, interest and financing costs increased to $125,281 from $95,148 for the prior year period due to a increased in average borrowings as a result of the increase in working capital needed in 2009.

Net Income. For the three months ended March 31, 2009, we generated net income of $289,183 as compared to a net income of $20,118 in the same period of the prior year.

Nine Months Ended March 31, 2009 and 2008

Net Revenues.  Net revenues for the nine months ended March 31, 2009 were $39,226,299, an increase of $14,457,452, or 58%, from net revenues of $24,768,846 for the comparable period in 2008.  The increase in net revenues was primarily driven by the increased volume of units sold.  For the nine months ended March 31, 2009, the number of videogame units sold increased to approximately 2,023,000 units, a 987,000 unit increase from 1,036,000 units sold for the comparable period in 2008.  Average net revenue per videogame unit sold decreased 19%, from $23.90 to $19.39 for the nine month periods ended March 31, 2008 and 2009, respectively. This decrease is due to a higher volume of Nintendo DS games sold in the period which have a lower sales price than Xbox 360 or Playstation 3 games. This is also attributed to our sales of Two Worlds on the next generation Xbox 360 platform in the prior comparable period and an increase in sales of “value/catalog games” which sell at a lower price per unit.

Cost of Goods Sold.  Cost of goods sold for the nine months ended March 31, 2009 increased to $22,321,316, up $8,160,927, or 58%, from $14,160,389 for the comparable period in 2008.  The cost of royalty expense for the nine months ended March 31, 2009 decreased 14% from the cost of royalty expense for the nine months ended March 31, 2008.  The decrease is a result of the successful launch of Two Worlds on the Xbox 360 platform in 2008 which the high profit margin resulted in increased royalty expense to the third party game developer.

Gross Profit.  For the nine month periods ended March 31, 2009 and 2008, gross profit increased to $16,904,983 from $10,608,457, or 59%, and gross profit margin increased slightly to approximately 43.1% from 42.8%.  The increase in gross profit is largely due to an increase in net revenue.  Our gross profit margins have generally increased during each year of our operations due to deeper engagement in the creative process of publishing videogames over time.

Warehousing and Distribution Expenses. For the nine months ended March 31, 2009 and 2008, warehousing and distribution expenses were $1,000,766 and $329,958, respectively, resulting in an increase of 203%. This increase is due primarily to an increase in units shipped and units currently being held at our third party warehouse as compared to the prior comparable period.

Sales and Marketing Expenses.  For the nine months ended March 31, 2009, sales and marketing expenses increased 148% to $8,435,630 from $3,396,916 for the comparable period in 2008. This increase is primarily due to the increased number of titles in fiscal year 2009 when compared to 2008.  Sales and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes.  For the nine months ended March 31, 2009, we incurred $724,528 in marketing costs for future game releases which are included in marketing expenses.  Included in sales and marketing expenses for the nine months ended March 31, 2009 is a noncash charge of $31,591 for stock options granted to vendors during the period.

General and Administrative Expenses.   For the nine months ended March 31, 2009, general and administrative expenses increased 135% to $6,619,616 from $2,818,129 for the comparable period in 2008. Wages included in general and administrative expenses increased from $842,138 for the nine months ended March 31, 2008 to $2,890,784 for the nine months ended March 31, 2009, an increase of 243%. In addition to employees, for the comparable prior period ending March 31, 2008 a consulting fee was incurred by us in payment for staff related expenses, occupancy costs, telephones and communications expenses, and office supplies. Consulting fee totaled $1,072,878 for the nine months ended March 31, 2008 and $-0- for the nine months ended March 31, 2009.  Professional fees increased 588% from $131,225 for the nine months ended March 31, 2008 to $902,709 for the nine months ended March 31, 2009 as a result of the Gamecock acquisition and increased costs associated with being a public company. Travel and entertainment expenses were $337,854 for the nine months ended March 31, 2008, increasing 7% to $360,242 for the nine months ended March 31, 2009. General and administrative expenses as a percentage of net revenues increased, to approximately 16.9% for the nine months ended March 31, 2009 from 11.4% for the same period in fiscal year 2008.  In addition, for the nine months ended March 31, 2009, general and administrative expenses include a $429,745 charge for noncash compensation related to employee stock options and restricted stock.

It is anticipated that staffing will increase, partly to comply with financial and accounting reporting requirements of a public company. In addition it is expected, as additional sales territories are added and more videogames are offered for sale, that sales will increase. It is anticipated that staffing will increase to support the increased sales volume.

Restructuring Costs: For the nine months ended March 31, 2009, we incurred $628,437 in restructuring costs related to the Gamecock acquisition. These primarily consist of salaries and severance for Gamecock employees who separated from service after the Gamecock acquisition as part of restructuring Gamecock's operations and rent expense for the Gamecock office space that is no longer in use.

Transaction Costs.  For the nine months ended March 31, 2009, we incurred $32,346 in costs related to the Gamecock acquisition. These costs included professional fees to accounting firms, law firms and advisors and travel expenses related to the Gamecock acquisition.

Operating Income.   For the nine months ended March 31, 2009, our operating income was $188,188 versus operating income of $4,063,454 in the prior year period, which was a result of the successful launch of Two Worlds. For the nine months ended March 31, 2009, operating income as a percentage of net revenue was 0.5%.

Interest and Financing Costs.   For the nine months ended March 31, 2009, interest and financing costs decreased to $284,213 from $385,458 for the prior year period due to a decrease in average borrowings as a result of the increase in working capital provided by the sale of preferred stock in 2008.  Also, the interest rate on the line of credit decreased in 2008.

Net Income (Loss).   For the nine months ended March 31, 2009, we generated a net loss of $96,025 as compared to net income of $3,677,996 in the same period of the prior year.

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

Liquidity and Capital Resources

Historically, we have met our capital needs through our operating activities, our line of credit and, prior to the acquisition of SouthPeak by the Company, loans from related parties and our stockholders. Our cash and cash equivalents were $418,673 at March 31, 2009 and $4,095,036  at June 30, 2008. Our cash is and was used principally for working capital purposes, including milestone payments for advanced  royalties to third party developers.

We expect continued volatility in the use and availability of cash due to fluctuations in receivables collections and quarterly working capital needs necessary to finance our business and growth objectives. During the fourth quarter of fiscal year 2008 and the first quarter of 2009, we sold preferred stock which provided additional liquidity to fund our continued growth through investment in videogame development. As of March 31, 2009, our operating activities combined with the preferred stock sold funded our working capital needs.

Although there can be no assurance, our management believes that there will be sufficient capital resources from our operations, our line of credit and the sale of securities to finance our requirements for development, production, marketing, the purchases of equipment, and the acquisition of intellectual property rights for future products for at least the next 12 months. Furthermore, as a result of the GSPAC acquisition of SouthPeak by the Company, SouthPeak has enhanced its ability to finance future operations and future growth through access to the public securities markets.

Line of Credit. SouthPeak has a revolving loan due to a financial institution, with a maximum outstanding amount of $7.5 million at March 31, 2009. The loan bears interest at prime plus ½%, which was 3.75% at March 31, 2009. The outstanding loan amount cannot exceed 65% of eligible accounts receivable from North American operations. Payments received on such accounts are processed by the financial institution as payments on the revolving loan. The line is collateralized by gross accounts receivable of approximately $11,096,000 at March 31, 2009. The line of credit is further collateralized by the personal guarantees, and pledge of personal securities and assets, by two of our stockholders. The note contains certain financial and non-financial covenants, and at March 31, 2009, we were in compliance with the covenants.

At March 31, 2009 and June 30, 2008, the outstanding line of credit balance was $6,775,870 and $4,851,819, respectively, and the remaining available under the line of credit amounted to $102,721 and $148,181, respectively. In the future, we may elect to increase the maximum outstanding amount on the line of credit as our business grows and our gross margins continue improving in the ordinary course of business. Our management believes that the line of credit will be renewed and potentially expanded in the normal course of business.

Cash Flows. We expect that we will make significant expenditures relating to advances on royalties to third-party developers to fund our continued growth. Cash flows from operations are affected by our ability to release successful titles. Though many of these titles have substantial royalty advances and marketing expenditures, once a title recovers these costs, incremental net revenues typically will directly and positively impact cash flows.

For the nine months ended March 31, 2009, we had net cash used in operating activities of $5,165,164 compared to a net cash flow of $4,548,132 for the nine months ended March 31, 2008. Although there is a large decrease in net income between the periods, there are other factors that have led to the negative cash flow from operations, which include a large amount of inventory on hand at March 31, 2009, large accounts receivable balances as a result of sales for both periods, large amounts expended for royalty advances, and the pay-off of certain Gamecock liabilities incurred prior to the acquisition. The largest increase in cash provided by operating activities for the nine months ended March 31, 2009 was a decrease in accounts receivable of $2,611,851. The largest expenditures of cash for the period include third party developer payments and manufacturing costs for videogame units. Generally, when new videogames are launched, there is a large amount of payables and receivables on the books to account for the cost of manufacturing the videogames, and from the large sales volume.

Cash used in investing activities for the nine months ended March 31, 2009 and 2008 was $1,263,159 and $488,067, respectively. The cash used in investing activities for both periods primarily related to the purchase of office and computer equipment and the Gamecock acquisition for the nine months ended March 31, 2009.

During the nine months ended March 31, 2009, financing activities resulted in net cash provided of $2,992,804 and during the nine months ended March 31, 2008, financing activities resulted in net cash used of $3,958,220. For the nine months ended March 31, 2009, available cash for the period went in part to pay down the line of credit. Conversely, for the nine month period ended March 31, 2008, we had additional borrowings on the line of credit to fund cash needs for the launch of Two Worlds on the Xbox 360 platform.

We are able to meet a substantial portion of our capital needs through operating cash flows, our line of credit and the sale of additional preferred stock. Additionally, as our gross profit margins increase our operating cash flows are expected to contribute more towards our capital needs in the future. The Gamecock acquisition caused a short-term strain on our cash flows, as we met certain obligations resulting from the Gamecock acquisition.  We expect the revenue derived from Gamecock videogames will provide sufficient cash flow in 2009 and 2010 to offset this strain.  Although there can be no assurances, our management believes that we have sufficient capital resources from our operations, our line of credit, and the sale of preferred stock to finance our operations and growth.

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

PART II

Item 1. Legal Proceedings

On March 12, 2009, the Company, Gamecock, SouthPeak Interactive, Ltd. and Gamecock Media Europe, Ltd. were served with a complaint by CDV Software Entertainment A.G., or CDV, alleging various breach of contract and other claims related to a publishing and distribution agreement, or the Distribution Agreement, entered into between Gamecock Media Europe, Ltd. and CDV in January 2008.  CDV is seeking the return of $4,590,000 in videogame development advances, an injunction against the Company and its subsidiaries, €362,508 and £95,228 in specified damages, further damages to be assessed, and discretionary interest and costs.  The Company and its subsidiaries intend to vigorously defend all claims and have filed answers to the complaint.  Additionally, Gamecock Media Europe, Ltd. filed a counterclaim against CDV for $700,000 and €177,078.28 and discretionary interest and costs, resulting from videogame sales and the achievement of a milestone under the Distribution Agreement.

Other than the foregoing, we are not currently subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us, we do not expect that any such liability will have a material adverse effect on our financial positions, operating results or cash flows.  We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

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

The prospectus issued in connection with our initial public offering stated that if we did not complete a business combination within 18 months after the completion of our initial public offering, or within 24 months if certain extension criteria were satisfied, we would liquidate our trust account, cancel our Class B common stock, dissolve and distribute any remaining assets to the holders of our common stock. Our continued existence is inconsistent with the disclosure contained in our initial public offering prospectus and the interpretation of our certificate of incorporation adhered to by our board of directors prior to April 25, 2008. For a discussion of our continued corporate existence, see “Business- Information related to the Acquisition” beginning on page 41 of amendment no. 4 to our registration statement on Form S-1 filed with the Securities and Exchange Commission, or SEC, on April 1, 2009.

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

We acquired Gamecock in October 2008 with the expectation that the acquisition would both grow and enhance our product pipeline. We may not realize these benefits, as rapidly as, or to the extent, anticipated by our management. Operations and costs incurred in connection with the integration of Gamecock with our operating subsidiary could have an adverse effect on our business, financial condition and operating results. If these risks materialize, our stock price could be materially adversely affected. The acquisition, as with all acquisitions, involves numerous risks, including:

•	difficulties in integrating operations, technologies, products and personnel of Gamecock;

•	diversion of financial and management resources from existing operations;

•	potential loss of key employees of Gamecock;

•	integrating personnel with diverse business and cultural backgrounds;

•	preserving the development, distribution, marketing and other important relationships of Gamecock; and

•	inability to generate sufficient revenue and cost savings to offset acquisition costs.

The acquisition of Gamecock may also cause us to:

•	make large and immediate one-time write-offs and restructuring and other related expenses;

•	become subject to litigation; and

•	create goodwill or other intangible assets that could result in significant impairment charges and/or amortization expense.

As a result, if we fail to properly execute and integrate the Gamecock acquisition, the acquisition may result in our not achieving its anticipated benefits. As a result, our business and prospects may be seriously harmed.

If we incur unanticipated levels of returns of our videogames from customers, or price concessions granted to them, our operating results could significantly suffer.

We are exposed to the risk that customers will return our products, or seek to secure price concessions for any bulk orders. Our distribution arrangements with our customers generally do not give them the right to return videogames to us or to cancel firm orders. However, when demand for our offerings falls below expectations, we can sometimes accept product returns for stock balancing and negotiate accommodations to customers in order to maintain healthy relationships with them as well as continued access to their sales channels. These accommodations include negotiation of price discounts and credits against future orders, referred to as price concessions. The estimated reserve for returns and price concessions is based on our managements evaluation of expected sales, potential markdown allowances based on historical experience, market acceptance of products produced, retailer inventory levels, budgeted customer allowances and the nature of the videogame and existing commitments to customers.

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

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.

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
Andrea Gail Jones Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2009

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.