Form 10-Q/A
period 2009-03-31
SouthPeak Interactive CORP
filed 2009-09-11
CIK 1336262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to SouthPeak Interactive Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2009 (the “Third Quarter 10-Q”), filed May 15, 2009, is being filed to restate our condensed consolidated financial statements as of March 31, 2009 and for the three and nine months ended March 31, 2009.  On July 17, 2009, management, with the concurrence of the Audit Committee of our Board of Directors, concluded that the condensed consolidated financial statements for the three and nine month periods ended March 31, 2009, as included in the Third Quarter 10-Q, contained errors that resulted in misstatements of inventories, accounts payable, accrued royalties, accrued expenses and other current liabilities, due to shareholders, additional paid-in-capital, product costs, royalties, sales and marketing, and general and administrative expenses, and that the previously issued condensed consolidated financial statements included in the Third Quarter 10-Q should be restated.  We are amending the Third Quarter 10-Q to correct the errors and to add related disclosure to the notes to the condensed consolidated financial statements. The changes to the condensed consolidated financial statements as of March 31, 2009 and for the three and nine month periods ended March 31, 2009 are more fully described in Note 2 of the condensed consolidated financial statements included below.

A revised Part I, Item 1 “Financial Statements” and Part I, Item 2 “Managements’ Discussion and Analysis of Financial Conditioning and Results of Operations” are presented below with the corrections to the condensed consolidated financial statements and revised disclosure included. In addition, we have revised Part I, Item 4T “Controls and Procedures” to update our assessment of our internal controls and procedures at March 31, 2009 to reflect the effects of the restatement, and Part II, Item 6 “Exhibits” to reflect the filing of currently dated certifications of our chief executive officer and chief financial officer.  No other changes were made to the Third Quarter 10-Q.

This Amendment No. 1 sets forth the Third Quarter 10-Q in its entirety and includes items that have been changed as a result of the restatement as well as items that are unchanged from the Third Quarter 10-Q. This Amendment No. 1 speaks as of the original filing date of the Third Quarter 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date, including forward-looking statements and all items contained in this  Amendment No. 1 that were not directly impacted by the restatement, which should be read in their historical context.

TABLE OF CONTENTS

PART I

Item 1. Condensed Consolidated Financial Statements

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2009 (As Restated, See Note 2)	June 30, 2008

Assets

Current assets:
Cash and cash equivalents	$418,673	$4,095,036
Restricted cash	249,428	139,104
Accounts receivable, net	11,544,355	13,665,332
Inventories	4,702,135	6,538,644
Current portion of advances on royalties	11,121,945	3,321,954
Current portion of intellectual property licenses	1,531,310	133,458
Related party receivables	60,415	48,243
Prepaid expenses and other current assets	1,083,474	1,281,371

Total current assets	30,711,735	29,223,142

Property and equipment, net	2,663,508	1,679,434
Advances on royalties, net of current portion	337,554	1,053,500
Intellectual property licenses, net of current portion	1,137,972	1,311,542
Goodwill	7,402,837	-
Intangible assets, net	1,129,464	-
Other assets	15,700	12,690

Total assets	$43,398,770	$33,280,308

Liabilities and Shareholders’ Equity

Current liabilities:
Line of credit	$6,775,870	$4,851,819
Current maturities of mortgages payable	46,431	24,252
Accounts payable	16,228,374	14,254,085
Accrued royalties	797,063	523,013
Accrued expenses and other current liabilities	2,331,398	1,456,915
Deferred revenues	2,849,015	-
Due to shareholders	307,440	228,998
Due to related parties	92,997	15,658
Accrued expenses - related party	-	4,182
Total current liabilities	29,428,588	21,358,922

Mortgages payable, net of current maturities	1,495,584	1,038,140
Total liabilities	30,924,172	22,397,062

Commitments and contingencies	-	-

Shareholders’ equity:

Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued at March 31, 2009 and June 30, 2008	-	-
Series A convertible preferred stock, $.0001 par value; 15,000,000 shares authorized; 14,563,833 and 12,984,833 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively; aggregate liquidation preference of $14,563,833 and $12,984,833 at March 31, 2009 and June 30, 2008, respectively	1,456	1,298
Common stock, $.0001 par value; 90,000,000 shares authorized; 35,920,100 shares issued and outstanding at March 31, 2009 and June 30, 2008	3,592	3,592
Additional paid-in capital	24,876,631	20,825,105
Accumulated deficit	(12,016,197)	(9,796,709)
Accumulated other comprehensive loss	(390,884)	(150,040)

Total shareholders’ equity	12,474,598	10,883,246
Total liabilities and shareholders’ equity	$43,398,770	$33,280,308

See notes to condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,		For the nine months ended March 31,
	2009 (As Restated, See Note 2)	2008	2009 (As Restated, See Note 2)	2008

Net revenues	$13,521,907	$2,223,268	$39,226,299	$24,768,846

Cost of goods sold:
Product costs	5,471,239	898,308	17,836,565	8,701,880
Royalties	2,714,042	227,466	5,015,222	5,458,509
Intellectual property licenses	1,660	-	113,158	-

Total cost of goods sold	8,186,941	1,125,774	22,964,945	14,160,389

Gross profit	5,334,966	1,097,494	16,261,354	10,608,457

Operating expenses:
Warehousing and distribution	524,203	19,595	1,000,766	329,958
Sales and marketing	3,015,080	303,057	8,736,684	3,396,916
Restructuring costs	67,631	-	628,437	-
Transaction costs	3,671	-	32,346	-
General and administrative	2,290,941	659,576	6,655,957	2,818,129

Total operating expenses	5,901,526	982,228	17,054,190	6,545,003

Operating income (loss)	(566,560)	115,266	(792,836)	4,063,454

Interest expense	125,281	95,148	284,213	385,458

Net income (loss)	(691,841)	20,118	(1,077,049)	3,677,996

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	-	-	1,142,439	-

Net income (loss) attributable to common shareholders	$(691,841)	$20,118	$(2,219,488)	$3,677,996

Basic earnings (loss) per share:	$(0.02)	$0.00	$(0.06)	$0.11
Diluted earnings (loss) per share:	$(0.02)	$0.00	$(0.06)	$0.11

Weighted-average shares outstanding - basic:	35,920,100	35,000,000	35,920,100	35,000,000
Dilutive effect of common stock equivalents:	-	-	-	-
Weighted-average shares outstanding - diluted:	35,920,100	35,000,000	35,920,100	35,000,000

* No effect is given to dilutive securities for loss periods

See notes to condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended March 31,
	2009 (As Restated, See Note 2)	2008

Cash flows from operating activities:
Net (loss) income	$(1,077,049)	$3,677,996
Adjustments to reconcile net cash (used in) provided by operating activities:
Non-cash expenses related to the issuance of stock and stock options	461,336	—
Depreciation and amortization	286,381	62,061
Amortization of royalties and intellectual property licenses	4,344,618	5,458,509

Change in operating assets and liabilities:
Accounts receivable	2,611,851	3,150,873
Inventories	1,993,254	500,937
Advances on royalties	(7,875,945)	(6,409,201)
Intellectual property licenses	(1,460,000)	(491,250)
Related party receivables	(12,172)	(8,414)
Prepaid expenses and other current assets	234,266	14,997
Other assets	(3,010)	—
Accounts payable	(3,469,885)	(1,742,605)
Accrued royalties	(398,926)	1,734,045
Accrued expenses and other current liabilities	(219,278)	(748,927)
Deferred Revenue	(872,885)	—
Accrued expenses - related party	(4,182)	(650,889)

Total adjustments	(4,384,577)	870,136

Net cash and cash equivalents (used in) provided by operating activities	(5,461,626)	4,548,132

Cash flows from investing activities:
Purchase of property and equipment	(403,478)	(479,335)
Cash payments to effect acquisition, net of cash required	(247,542)	—
Contingent consideration for acquisition	(501,815)	—
Deposits	-	(8,732)
Change in restricted cash	(110,324)	—
Net cash and cash equivalents used in investing activities	(1,263,159)	(488,067)

Cash flows from financing activities:
Net proceeds from (repayments of) line of credit	1,924,051	(4,822,872)
Repayments of mortgage notes payable	(20,377)	—
Proceeds from issuance of note payable	-	2,000,000
Net proceeds from (repayments of) amounts due to shareholders	78,442	(277,328)
Repayment of amounts due to related parties	-	(78,467)
Advances from related parties	77,339	38,807
Deferred acquisition costs	-	(448,360)
Proceeds from the issuance of Series A convertible preferred stock, net of cash offering costs	1,229,811	—
Distribution to members	-	(370,000)
Net cash and cash equivalents provided by (used in) financing activities	3,289,266	(3,958,220)

Effect of exchange rate changes on cash and cash equivalents	(240,844)	(328,080)

Net decrease in cash and cash equivalents	(3,676,363)	(226,235)
Cash and cash equivalents at beginning of period	4,095,036	510,265

Cash and cash equivalents at end of period	$418,673	$284,030

Non-cash transactions:

Purchase of building in exchange for note payable	$500,000	$—

See notes to condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

1.      Description of Business

Business

SouthPeak Interactive Corporation, a Delaware corporation, (herein after collectively referred to as the “Company”) is an independent developer and publisher of interactive entertainment software. The Company develops, markets and publishes videogames for all leading gaming and entertainment hardware platforms, including Sony’s PLAYSTATION®3, or PS3, and PlayStation®2, or PS2, computer entertainment systems; Sony’s PSP® (PlayStation®Portable) system, or PSP; Microsoft’s Xbox 360® video game and entertainment system, or Xbox 360, Nintendo’s WiiTM, or Wii, DSTM, or DS, and Game Boy® Advance, or GBA, and for the PC and Games for Windows®. The Company’s titles span a wide range of categories and target a variety of consumer demographics ranging from casual players to hardcore game enthusiasts.

The Company maintains its operations in the United States and the United Kingdom. The Company sells its games to retailers and distributors in North America and United Kingdom, and primarily to distributors in the rest of Europe, Australia, Asia and Japan.

Business Combination

On October 10, 2008, the Company acquired Gone Off Deep, LLC, doing business as Gamecock Media Group (“Gamecock”), pursuant to a definitive purchase agreement (see Note 4). Gamecock’s operations were included in the Company’s financial statements for all periods subsequent to the consummation of the business combination only.

2.      Restatement of Condensed Consolidated Financial Statements

On July 17, 2009, the management and Audit Committee of the board of directors of the Company concluded that the Company’s condensed consolidated financial statements as of March 31, 2009 and for the three and nine months ended March 31, 2009 needed to be restated and should no longer be relied upon because of errors in such financial statements.

The restatement relates to an understatement of costs of goods sold resulting from the production of additional cartridges for a particular videogame and an understatement of due to shareholders resulting from the failure to recognize the existence of a loan due to our chairman, Mr. Terry Phillips, whose funds were provided to prepay for the production of such cartridges.  Management conducted a review of the Company’s product purchasing and tracking systems after identifying a discrepancy in costs of goods sold in the process of closing the books of the Company for the fiscal year end.  Management concluded that certain amounts in costs of goods sold and due to shareholders were not properly recorded during the three month and nine periods ended March 31, 2009.  As a result of its review, management recommended to the Audit Committee that a restatement was required.

Management conducted an additional review of whether the understated amounts of costs of goods sold, due to shareholders and other corresponding financial data were material under Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and Staff Accounting Bulletin No. 108, “Considering Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), for the period.  Management determined that the errors in the previously-reported amounts of costs of goods sold and due to shareholders and the corresponding adjustments necessary to properly state costs of goods sold and due to shareholders were material for the three and nine month periods ended March 31, 2009.  Accordingly, management recommended to the Audit Committee that a restatement was required.

In the preparation of the condensed consolidated financial statements to be included in this restatement, the Company identified additional errors that resulted in misstatements of inventories, accounts payable, accrued royalties, accrued expenses and other current liabilities, additional paid-in-capital, product costs, royalties, sales and marketing, and general and administrative expenses.  Corrected amounts for these items have also been included in this restatement. The following tables show the effects of the restatement on the Company’s condensed consolidated balance sheet as of March 31, 2009 and its condensed consolidated statements of operations and cash flows for the three and nine months ended March 31, 2009.

Balance Sheet Line items	March 31, 2009
	Previously Reported	Restatement Adjustments	Restated

Inventories	4,538,123	164,012	4,702,135
Total current assets	30,547,723	164,012	30,711,735
Total assets	43,234,758	164,012	43,398,770
Accounts payable	15,740,021	488,353	16,228,374
Accrued royalties	457,477	339,586	797,063
Accrued expenses and other current liabilities	2,310,763	20,635	2,331,398
Due to shareholders	-	307,440	307,440
Total current liabilities	28,272,574	1,156,014	29,428,588
Total liabilities	29,768,158	1,156,014	30,924,172
Additional paid in capital	24,887,609	(10,978)	24,876,631
Accumulated deficit	(11,035,173)	(981,024)	(12,016,197)
Total shareholders' equity	13,466,600	(992,002)	12,474,598
Total liabilities and shareholders' equity	43,234,758	164,012	43,398,770

Statement of Operations Line items	Three Months Ended March 31, 2009
	Previously Reported	Restatement Adjustments	Restated

Product costs	5,167,197	304,042	5,471,239
Royalties	2,374,455	339,587	2,714,042
Total cost of goods sold	7,543,312	643,629	8,186,941
Gross profit	5,978,595	(643,629)	5,334,966
Sales and marketing	2,714,026	301,054	3,015,080
General and administrative	2,254,600	36,341	2,290,941
Total operating expenses	5,564,131	337,395	5,901,526
Operating (loss) income	414,464	(981,024)	(566,560)
Net (loss) income	289,183	(981,024)	(691,841)
Net (loss) income attributable to common shareholders	289,183	(981,024)	(691,841)

	Nine Months Ended March 31, 2009
	Previously	Restatement
Statement of Operations Line items	Reported	Adjustments	Restated
Product costs	17,532,523	304,042	17,836,565
Royalties	4,675,635	339,587	5,015,222
Total cost of goods sold	22,321,316	643,629	22,964,945
Gross profit	16,904,983	(643,629)	16,261,354
Sales and marketing	8,435,630	301,054	8,736,684
General and administrative	6,619,616	36,341	6,655,957
Total operating expenses	16,716,795	337,395	17,054,190
Operating (loss) income	188,188	(981,024)	(792,836)
Net (loss) income	(96,025)	(981,024)	(1,077,049)
Net (loss) income attributable to common shareholders	(1,238,464)	(981,024)	(2,219,488)

	Three Months Ended March 31, 2009
	Previously	Restatement
Earnings (loss) per share	Reported	Adjustments	Restated
Basic (loss) earnings per share:	$(0.01)	$(0.01)	$(0.02)
Diluted (loss) earnings per share:	$(0.01)	$(0.01)	$(0.02)

	Nine Months Ended March 31, 2009
	Previously	Restatement
Earnings (loss) per share	Reported	Adjustments	Restated
Basic (loss) earnings per share:	$(0.03)	$(0.03)	$(0.06)
Diluted (loss) earnings per share:	$(0.03)	$(0.03)	$(0.06)

Statement of Cash Flows Line Items	Nine Months Ended March 31, 2009
	Previously Reported	Restatement Adjustments	Restated

Net (loss) income	(96,025)	(981,024)	(1,077,049)
Inventories	2,157,266	(164,012)	1,993,254
Accounts payable	(3,958,238)	488,353	(3,469,885)
Accrued royalties	(738,512)	339,586	(398,926)
Accrued expenses and other current liabilities	(239,913)	20,635	(219,278)
Total adjustments	(5,069,139)	684,562	(4,384,577)
Net cash and cash equivalents (used in) provided by operating activities	(5,165,164)	(296,462)	(5,461,626)
Net proceeds from (repayments of) amounts due to shareholders	(228,998)	307,440	78,442
Proceeds from the issuance of Series A convertible preferred stock, net of cash offering costs	1,240,789	(10,978)	1,229,811
Net cash and cash equivalents provided by (used in) financing activities	2,992,804	296,462	3,289,266

3. Summary of Significant Accounting Policies

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

4. Acquisition

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

4. Acquisition, continued

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

	For the three months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008
Pro forma net revenues	$13,521,907	$2,777,398	$40,027,695	$26,288,231
Pro forma net income (loss)	(691,841)	(1,790,601)	(35,414,802)	(2,494,632)
Pro forma net income (loss) per share—basic	(.02)	(.05)	(.99)	(.07)
Pro forma net income (loss) per share—diluted	(.02)	(.05)	(.99)	(.07)

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2009:

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Financial	Observable	Unobservable
		Instruments	Inputs	Inputs
	As of March 31, 2009	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$962	$962	$—	$—	Cash and cash equivalents

Total assets at fair value	$962	$962	$—	$—

6. Inventories

At March 31, 2009 and June 30, 2008, inventories consist of the following:

	March 31, 2009	June 30, 2008
Finished goods	$4,464,987	$6,239,060
Purchased parts and components	237,148	299,584
Total	$4,702,135	$6,538,644

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

7. Line of Credit

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

Due to Shareholders

During the period ended March 31, 2009, our chairman, Mr. Terry Phillips, advanced the Company $307,440. The advance is unsecured, payable on demand and non-interest bearing. At March 31, 2009, the amount due to our chairman was $307,440.

On January 14, 2008, the Company entered into an agreement with the members prior to the reverse merger to distribute an amount, in cash, for the purpose of enabling existing shareholders of the Company to make tax payments on the income the Company earned while it was taxed as partnership under Subchapter K of the Internal Revenue Code. At June 30, 2008, the amounts due to these shareholders were $228,998.

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

9. Commitments

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

10. Stock-based Compensation

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

11. Contingencies

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

12. Income Taxes

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

13. Restructuring

The Company has implemented an organizational restructuring as a result of the acquisition described in Note 4. This organizational restructuring is to integrate different operations to create a streamlined organization within the Company.

The primary goals of the organizational restructuring were to rationalize the title portfolio and consolidate certain corporate functions so as to realize the synergies of the acquisition.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(UNAUDITED)

13. Restructuring, continued

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

14. Property

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

16. Mortgage Note Payable

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

17. Subsequent Events

Subsequent to March 31, 2009 and as of May 14, 2009, holders of 5,210,000 shares of Series A Preferred Stock have elected to convert to 5,210,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

The financial information within the following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the effects of the restatement as further described in Note 2 to the unaudited interim condensed consolidated financial statements included in Item 1, Part I of this Form 10-Q/A.

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

Consolidated Results of Operations

The following table sets forth our results of operations expressed as a percentage of net revenues:

	For the three months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008

Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold:
Product costs	40.4%	40.4%	45.5%	35.1%
Royalties	20.1%	10.2%	12.8%	22.0%
Intellectual property licenses	0.0%	0.0%	0.2%	0.0%
Total cost of goods sold	60.5%	50.6%	58.5%	57.2%

Gross profit	39.5%	49.4%	41.5%	42.8%

Operating expenses:
Warehousing and distribution	3.9%	0.9%	2.6%	1.3%
Sales and marketing	22.3%	13.6%	22.3%	13.7%
Restructuring costs	0.6%	0.0%	1.6%	0.0%
Transaction costs	0.0%	0.0%	0.0%	0.0%
General and administrative	16.9%	29.7%	17.0%	11.4%
Total operating expenses	43.7%	44.2%	43.5%	26.4%

Operating income (loss)	(4.2)%	5.2%	(2.0)%	16.4%

Interest expense	0.9%	4.3%	0.7%	1.6%

Net income (loss)	(5.1)%	0.9%	(2.7)%	14.8%

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	0.0%	0.0%	3.0%	0.0%
Net income (loss) attributable to common shareholders	(5.1)%	0.9%	(5.7)%	14.8%

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

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2009 increased to $8,186,941 up $7,061,167 or 627%, from $1,125,774 for the comparable period in 2008.  The cost of royalty expense for the three months ended March 31, 2009 increased 1093% from the cost of royalty expense for the three months ended March 31, 2008.  The increase is due to the additional units sold compared to the same period in 2008, and as a result of lower or no royalty costs for some of the games sold for the quarter ended March 31, 2008.

Gross Profit.  For the three month periods ended March 31, 2009 and 2008, gross profit increased to $5,334,966 from $1,097,494, or 386%, and gross profit margin decreased to approximately 39.5% from 49.4%. The decrease in gross profit is largely due to an increase in royalty expense.

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

Sales and Marketing Expenses.  For the three months ended March 31, 2009, sales and marketing expenses increased 895% to $3,015,080 from $303,057 for the comparable period in 2008. This increase is primarily due to larger average marketing expenses for games released in 2009 and the anticipated higher volume of different video game titles released 2009.  Sales and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes.  For the quarter ended March 31, 2009, we incurred $355,419 in marketing costs for future game releases which are included in marketing expenses.

General and Administrative Expenses.   For the three months ended March 31, 2009, general and administrative expenses increased 247% to $2,290,941 from $659,576 for the comparable period in 2008. Salaries and wages included in general and administrative expenses increased from $402,541 for the three months ended March 31, 2008 to $1,118,231 for the three months ended March 31, 2009, an increase of 178%. Professional fees increased 3095% from $7,651 for the three months ended March 31, 2008 to $244,422 for the three months ended March 31, 2009 as a result of litigation resulting from the Gamecock acquisition and increased costs associated with being a public company. Travel and entertainment expenses were $90,397 for the three months ended March 31, 2008, increasing 72% to $155,871 for the three months ended March 31, 2009. General and administrative expenses as a percentage of net revenues decreased, to 16.9% for the three months ended March 31, 2009 from 29.7% for the same period in fiscal year 2008 as we realized economies of scale. In addition, for the three months ended March 31, 2009, general and administrative expenses include a $118,831 charge for noncash compensation related to employee stock options and restricted stock.  It is anticipated that staffing will continue to increase, partly to comply with financial and accounting reporting requirements of a public company. In addition it is expected, as additional sales territories are added and more videogames are offered for sale, that sales will increase. It is anticipated that staffing will increase to support the increased sales volume.

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

Operating (Loss) Income.   For the three months ended March 31, 2009, our operating loss was $566,560 versus operating income of $115,266 in the prior year period. For the three months ended March 31, 2009, operating loss as a percentage of net revenue was 4.2% versus operating income of 5.2% for the prior year’s comparable period.

Interest and Financing Costs.   For the three months ended March 31, 2009, interest and financing costs increased to $125,281 from $95,148 for the prior year pe    riod due to an increase in average borrowings as a result of the increase in working capital needed in 2009.

Net Income. For the three months ended March 31, 2009, we incurred a  net loss of $691,841 as compared to net income of $20,118 in the same period of the prior year.

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

Cost of Goods Sold.  Cost of goods sold for the nine months ended March 31, 2009 increased to $22,964,945, up $8,804,556, or 62%, from $14,160,389 for the comparable period in 2008.  The cost of royalty expense for the nine months ended March 31, 2009 decreased 8% from the cost of royalty expense for the nine months ended March 31, 2008.  This decrease is attributable to the higher cost of royalty expense in the prior period resulting from the successful launch of Two Worlds on the Xbox 360 platform in 2008 and the increased royalty expense to the third party game developer associated with its higher profit margin.

Gross Profit.  For the nine month periods ended March 31, 2009 and 2008, gross profit increased to $16,261,354 from $10,608,457, or 53%, and gross profit margin decreased slightly to approximately 41.5% from 42.8%.  The increase in gross profit is largely due to an increase in net revenue.  Our gross profit margins have generally increased during each year of our operations due to deeper engagement in the creative process of publishing videogames over time.

Warehousing and Distribution Expenses. For the nine months ended March 31, 2009 and 2008, warehousing and distribution expenses were $1,000,766 and $329,958, respectively, resulting in an increase of 203%. This increase is due primarily to an increase in units shipped and units currently being held at our third party warehouse as compared to the prior comparable period.

Sales and Marketing Expenses.  For the nine months ended March 31, 2009, sales and marketing expenses increased 157% to $8,736,684 from $3,396,916 for the comparable period in 2008. This increase is primarily due to the increased number of titles sold in fiscal year 2009 when compared to 2008.  Sales and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes.  For the nine months ended March 31, 2009, we incurred $724,528 in marketing costs for future game releases which are included in marketing expenses.  Included in sales and marketing expenses for the nine months ended March 31, 2009 is a noncash charge of $31,591 for stock options granted to vendors during the period.

General and Administrative Expenses. For the nine months ended March 31, 2009, general and administrative expenses increased 136% to $6,655,957 from $2,818,129 for the comparable period in 2008. Wages increased from $842,138 for the nine months ended March 31, 2008 to $2,890,784 for the nine months ended March 31, 2009, an increase of 243%.  On December 31, 2007, we terminated a consulting agreement pursuant to which paid for staff related expenses, occupancy costs, telephones and communications expenses, and office supplies. The consulting fee totaled $1,072,878 for the nine months ended March 31, 2008 and $-0- for the nine months ended March 31, 2009. Professional fees increased 611% from $131,225 for the nine months ended March 31, 2008 to $932,742 for the nine months ended March 31, 2009 as a result of the Gamecock acquisition and increased costs associated with being a public company. Travel and entertainment expenses were $337,854 for the nine months ended March 31, 2008, increasing 8% to $365,369 for the nine months ended March 31, 2009. General and administrative expenses as a percentage of net revenues increased, to approximately 17% for the nine months ended March 31, 2009 from 11.4% for the same period in fiscal year 2008. In addition, for the nine months ended March 31, 2009, general and administrative expenses include a $429,745 charge for noncash compensation related to employee stock options and restricted stock.

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

Operating (Loss) Income.   For the nine months ended March 31, 2009, our operating loss was $792,836 versus operating income of $4,063,454 in the prior year period, which was a result of the successful launch of Two Worlds. For the nine months ended March 31, 2009, operating loss as a percentage of net revenue was 2.0%.

Interest and Financing Costs.   For the nine months ended March 31, 2009, interest and financing costs decreased to $284,213 from $385,458 for the prior year period due to a decrease in average borrowings as a result of the increase in working capital provided by the sale of preferred stock in 2008.  Also, the interest rate on the line of credit decreased in 2008.

Net Income (Loss).   For the nine months ended March 31, 2009, we incurred a net loss of $1,077,049 as compared to net income of $3,677,996 in the same period of the prior year.

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

For the nine months ended March 31, 2009, we had net cash used in operating activities of $5,461,626 compared to a net cash flow of $4,548,132 for the nine months ended March 31, 2008. In addition to the decrease in net income between the periods, other factors that led to our negative cash flow from operations include a larger accounts receivable balance as compared to prior periods, multiple payments related to royalty advances, and the pay-off of certain Gamecock liabilities incurred prior to the acquisition, the largest of these factors being an increase in accounts receivable of $2,611,851 over to the prior period.

Cash used in investing activities for the nine months ended March 31, 2009 and 2008 was $1,263,159 and $488,067, respectively. The cash used in investing activities for both periods primarily related to the purchase of office and computer equipment and the Gamecock acquisition for the nine months ended March 31, 2009.

During the nine months ended March 31, 2009, financing activities resulted in net cash provided of $3,289,266 and during the nine months ended March 31, 2008, financing activities resulted in net cash used of $3,958,220. For the nine months ended March 31, 2009, available cash for the period went in part to pay down the line of credit. Conversely, for the nine month period ended March 31, 2008, we had additional borrowings on the line of credit to fund cash needs for the launch of Two Worlds on the Xbox 360 platform.

We are able to meet a substantial portion of our capital needs through operating cash flows and our line of credit. Additionally, as our gross profit margins increase our operating cash flows are expected to contribute more towards our capital needs in the future. The Gamecock acquisition caused a short-term strain on our cash flows, as we met certain obligations resulting from the Gamecock acquisition. This short-term strain on cash flows coupled with our large accounts receivable balance throughout the period limited our ability to borrow against the line of credit and fund additional production of a successful videogame.  As a result, our Chairman, Terry Phillips, advanced $307,440 to us in order to fund the production of additional cartridges for a particular videogame.  Although there can be no assurances, our management believes that we have sufficient capital resources from our operations and our line of credit to finance our operations and growth.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended June 30, 2008. Our exposures to market risk have not changed materially since June 30, 2008.

Item 4T. Controls and Procedures

Restatement of Previously Issued Financial Statements

In connection with the restatement of our condensed consolidated financial statements, which is more fully described in the “Explanatory Note” on page 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements located elsewhere in this Amendment No. 1, and under the supervision and with the participation of our Chief Executive Officer, who is also serving as our interim Chief Financial Officer, and in consultation with our Chairman, we reevaluated our disclosure controls and procedures as of March 31, 2009. Based upon this reevaluation we concluded that our disclosure controls and procedures were not effective as of March 31, 2009 as a result of the material weaknesses in our internal control over financial reporting discussed below.

Evaluation of Disclosure Controls and Procedures

As a result of the restatement described above, we reevaluated, under the supervision and with the participation of our Chief Executive Officer, who is also serving as our interim Chief Financial Officer, and in consultation with our Chairman, the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), to ensure that the information required to be disclosed by us in the Third Quarter 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information required to be disclosed was accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based upon this reevaluation, our Chief Executive Officer, who is also serving as our interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009 as a result of the following material weaknesses in our internal control over financial reporting:

•
There were material operational deficiencies related to the preparation and review of financial information during our quarter end closing process.  These items resulted in more than a remote likelihood that a material misstatement or lack of disclosure within our interim financial statements would not be prevented or detected.  Our senior financial management lacked the necessary experience and we did not maintain a sufficient number of qualified personnel to support our financial reporting and close process. This reduced the likelihood that such individuals could detect a material adjustment to our books and records or anticipate, identify, and resolve accounting issues in the normal course of performing their assigned functions.  This material weakness resulted in adjustments to inventories, accounts payable, accrued royalties, accrued expenses and other current liabilities, due to shareholders, additional paid-in capital, product costs, royalties, sales and marketing and general and administrative expenses in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2009.

•
There were material operational deficiencies in our controls over related party transactions which resulted in a more than remote likelihood that a material misstatement or lack of disclosure in our interim financial statements would not be prevented or detected.  Management determined that established controls over related party transactions were not consistently applied to all related party transactions. This inconsistent application led to breakdowns in communication between management and our accounting department and resulted in an increased likelihood that the accounting department would not detect a significant transaction affecting the Company which would lead to a material adjustment to our books and records or a material change to the disclosure in the footnotes to our interim financial statements. This material weakness resulted in adjustments to inventories, due to shareholders, and product costs in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2009.

•
There were material internal control and operational deficiencies related to the maintenance of our accruals and related expense accounts.  These items resulted in more than a remote likelihood that a material misstatement or lack of disclosure within our interim financial statements would not be prevented or detected.  Specifically, effective controls were not designed and in place to ensure the completeness, accuracy and timeliness of the recording of accruals for services provided and not billed at period end. This increased the likelihood that the our accruals would be materially understated.  This material weakness resulted in adjustments to accounts payable, accrued royalties, accrued expenses and other current liabilities, product costs, royalties, sales and marketing and general and administrative expenses in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2009.

•
There were material internal control and operational deficiencies related to our reconciliation of inventory liability clearing accounts.  This item resulted in more than a remote likelihood that a material misstatement or lack of disclosure within our interim financial statements would not be prevented or detected.  Specifically, our account reconciliations, analyses and review procedures were ineffective as they lacked independent and timely review and separate review and approval of journal entries related to these accounts.  This material weakness resulted in adjustments to inventories in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2009.

Accordingly, management, including our Chief Executive Officer, who is also serving as our interim Chief Financial Officer, now concludes that our disclosure controls and procedures were not effective art a reasonable assurance level as of March 31, 2009 or at the date of this Amendment No. 1.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter covered by this Amendment No. 1 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Steps to Address Material Weakness

We are in the process of remediating the material weaknesses described above and enhancing our internal control over financial reporting.  In connection with our remediation process we are implementing the following:

•	we have hired additional senior financial management with the requisite experience in internal accounting in the videogame industry and made other related personnel changes;

•	we are developing additional training for our accounting personnel and reallocating duties of certain accounting personnel;

•	we have provided training to our management and accounting personnel regarding established controls and procedures for related party transactions;

•	we are enhancing procedures and documentation supporting our accruals;

•	we are incorporating more robust management review of our general and administrative expense accruals; and

•
we have enhanced our computer software and internal procedures related to information technology in order to migrate from spreadsheet applications into automated functions within the accounting system.

Management anticipates that the actions described above and the resulting improvements in controls will strengthen its internal control over financial reporting relating to the preparation of the condensed consolidated financial statements and will remediate the material weakness identified by the end of our fiscal year 2010.  As we improve our internal control over financial reporting and implement remediation measures, we may supplement or modify the remediation measures described above.  Management is committed to implementing effective control policies and procedures and will continually update our Audit Committee as to the progress and status of our remediation efforts to ensure that they are adequately implemented.

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

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures in the future, we may not be able to accurately report our financial results, which could have an adverse effect on our business.

If our internal control over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information.  Subsequent to the filing of our Third Quarter 10-Q, we determined that our condensed consolidated financial statements as of the period ended March 31, 2009 and for the three and nine month periods ended March 31, 2009, as included in the Third Quarter 10-Q, should be restated as they contained errors that resulted in misstatements of inventories, accounts payable, accrued royalties, accrued expenses and other current liabilities, due to shareholders, additional paid-in-capital, product costs, royalties, sales and marketing and general and administrative expenses.  Accordingly, we restated our condensed consolidated financial statements as of the period ended March 31, 2009 and for the three and nine month periods ended March 31, 2009. In connection with this restatement, we determined that our internal control over financial reporting during the period ended March 31, 2009 was not effective due to the existence of a material weaknesses in our internal control over financial reporting relating to our quarter end closing process, our controls over related party transactions, our general and administrative expense accruals and our reconciliation of inventory liability clearing accounts. Although we have implemented additional procedures that we believe enable us to properly prepare and review our condensed consolidated financial statements, we cannot be certain that these measures will ensure that we will maintain adequate controls over our financial reporting process in the future. If we discover additional deficiencies, we will make efforts to remediate these deficiencies; however, there is no assurance what we will be successful either in identifying deficiencies or in their remediation. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our condensed consolidated financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

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

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of President, Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHPEAK INTERACTIVE CORPORATION

By:	/s/ Melanie Mroz
Melanie Mroz President, Chief Executive Officer and Interim Chief Financial Officer

Date: September 11, 2009

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of President, Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.