Form 10-K
period 2009-06-30
SouthPeak Interactive CORP
filed 2009-10-13
CIK 1336262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Class W warrants, each to purchase one share of common stock
Class Y warrants, each to purchase one share of common stock
Class Z warrants, each to purchase one share of common stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of the common stock held by nonaffiliates of the registrant (4,068,439 shares) based on the $.51 closing price of the registrant’s common stock as reported on the Over-the-Counter bulletin board on September 30, 2009, was approximately $2,074,904. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of September 30, 2009, there were 44,998,600 outstanding shares of the registrant’s common stock.

TABLE OF CONTENTS

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

We believe that some of the information contained in this report constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “plan,” and “continue” or similar words. You should read statements that contain these words carefully because they:

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

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

•	our potential inability to compete with larger businesses in our industry;

•	the limitations of our business model;

•	our potential inability to anticipate and adapt to changing technology;

•	the possibility that we may not be able to enter into publishing arrangements with some developers;

•	our dependence on vendors to meet our commitments to suppliers;

•	our dependence on hardware manufacturers to publish new videogames;

•	our potential inability to recoup the up-front license fees paid to hardware manufacturers;

•	our dependence on a limited number of customers;

•	our potential dependence on the success of a few videogames;

•	our dependence on developers to deliver their videogames on time;

•	the potential of litigation;

•	interference with our business from the adoption of governmental regulations; and

•	the inability to obtain additional financing to grow our business.

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

PART I

Item 1.  Business

Overview

We are an independent developer and publisher of interactive entertainment software. We utilize our network of independent studios and developers to create videogames for all popular videogame systems, including:

•	home videogame consoles such as Microsoft Xbox 360, Nintendo Wii, Sony PlayStation 3 and Sony PlayStation 2;

•	handheld platforms such as Nintendo DS, Nintendo DSi, Sony PSP, Sony PSPgo, and Apple iPhone; and

•	personal computers.

Our portfolio of games extends across a variety of consumer demographics, ranging from adults to children and hard-core game enthusiasts to casual gamers.

We are an “indie” videogame developer and publisher working with independent software developers and videogame studios to create our videogames. We have cultivated relationships globally with independent developers and studios that provide us with innovative and compelling videogame concepts.

We have produced strong historical results with growing net revenues of approximately $12.5 million, $40.2 million and $47.3 million for the fiscal years ended June 30, 2007, 2008 and 2009, respectively. In fiscal year 2009, however, we incurred a net loss primarily as a result of write offs for sequels we acquired but have chosen not to pursue, increased sales and marketing expenses and litigation and other expenses associated with the acquisition of Gone Off Deep, LLC, doing business as Gamecock Media Group, or Gamecock, an independent videogame publisher based in Austin, Texas.  Despite the net loss incurred by us in fiscal year 2009, management expects its growth strategy will drive performance above industry averages for 2010 and beyond. We plan to leverage our business model and the expanding universe of independent developers and studios to accelerate investment in new and creative videogames in order to serve a rapidly expanding base of global consumers.

In October 2008, we acquired Gamecock through the acquisition of its membership interests. We refer to the acquisition of Gamecock herein as the “Gamecock Acquisition.” We operate Gamecock as a wholly-owned subsidiary and we have not succeeded to its contracts or assumed its liability.

We incorporated in Delaware on August 10, 2005, under the name Global Services Partners Acquisition Corp., to serve as a vehicle to effect an acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination with a then-unidentified operating business. On May 12, 2008, we acquired all of the outstanding membership interests of SouthPeak Interactive L.L.C., or SouthPeak, pursuant to a Membership Interest Purchase Agreement. SouthPeak was originally formed in 1996 as an independent business unit of SAS Institute, Inc. We refer to the reverse acquisition of SouthPeak herein as the “SouthPeak Acquisition.” We are headquartered in Midlothian, Virginia, and have offices in Grapevine, Texas and Leichester, England.

Our Industry

We operate in a growing industry with highly favorable industry dynamics. 2007 marked a year of transition and growth in videogame sales based on the introduction of the next generation of videogame systems in 2005 and 2006.  Particularly, the introduction of Microsoft’s Xbox 360, Sony PlayStation 3 and Nintendo’s Wii systems are driving demand for new videogames with increasing sophistication and graphics, given the enhanced functionality of the systems, including high-definition capability and the ability to access the Internet. New handhelds, such as Nintendo DS and DSi, and Sony PSP, are also expanding the market for new content.

Expanding gamer demographics have also driven demand for interactive entertainment software in recent years, with videogames becoming a mainstream entertainment choice for a maturing, sophisticated audience. According to the Entertainment Software Association, U.S. computer and videogame software sales grew 22.9% in 2008 to $11.7 billion - more than quadrupling industry software sales since 1996. At least half of all Americans claim to play PC or console videogames, with an estimated 65% of heads of households playing games. The average game player is 35 years old and has been playing for nearly 12 years. The “Global Entertainment and Media Outlook: 2008-2012” published by PricewaterhouseCoopers' Global Entertainment and Media Practice estimates that the videogame industry is expected to grow from $48.3 billion in global sales in 2008 to $68.3 billion in 2012, a compounded annual growth rate of approximately 10.3%. The largest category is console games, which is expected to grow from $27.8 billion in 2008 to $34.7 billion in 2012, a compounded annual growth rate of approximately 6.9%.

Our Strategy

Our strategy is to establish a portfolio of successful proprietary content for the major videogame systems, and to capitalize on the growth of the interactive entertainment market. We currently work exclusively with independent software developers and videogame studios to develop our videogames. This strategy enables us to source and create highly innovative videogames while avoiding the high fixed costs and risk of having a large internal development studio. Through outsourcing, we are also able to access videogame concepts and content from emerging studios globally, providing us with significant new product opportunities with reduced initial financial outlay, compared to internally developed videogames.

Our approach is to identify and secure new videogames and intellectual property rights that focus on delivering profitable, high-quality videogames developed by talented and reputable professionals. We approach each videogame concept with a disciplined focus on delivering high contribution margin based on the anticipated market opportunity.

We continue to strengthen our position as a leading “indie” videogame publisher and attract additional independent developers and studios to develop videogames for us. We are a unique channel for independent developers and studios to bring their videogames to market and allow them the creative freedom to maximize the gaming experience. We provide our developers substantial latitude in the creative process, which has historically resulted in more innovative products. We work collaboratively with these developers to evaluate emerging trends and original videogame concepts in an effort to identify new and unique products that meet continuously evolving consumer trends.

Our growth strategy is designed to capitalize on our fundamental business strengths and growth characteristics of the videogame industry. Since fiscal year 2005, we have grown our business in excess of 18% annually year-over-year and believe our business model can sustain a very high growth rate in the future. Elements of this growth strategy include:

•	focusing on the most current and popular videogame systems;

•	developing innovative and compelling content;

•	developing sequels to successful titles;

•	pursuing digital content opportunities; and

•	expanding our international business.

Our Strengths

Strong relationships with all of the major videogame retailers and expertise in understanding consumer demand

Our management team has significant experience in selling and marketing videogame products to consumers through mass-market and specialty retailers. Our management team understands customers’ needs, price points and shifting tastes, allowing us to capitalize by developing videogames in specialized niches and genres. Our management team has long-standing relationships with all of the videogame retailers and distributors and has valuable insight into retail distribution and a track record of successfully securing product placement and shelf space. Specifically, Mr. Terry Phillips, our chairman, and Ms. Melanie Mroz, our president and chief executive officer, worked for Phillips Sales as sales agents for 17 and 11 years, respectively. In those positions they represented numerous videogame publishers such as Sony, Take-Two, Midway, Konami, Capcom and Eidos. They were involved in the sales launch of hundreds of videogames, some of which included well-known franchises such as Grand Theft Auto, Metal Gear Solid, Mortal Kombat, Gran Turismo and others. Their experience also coincided with the launches of Sony PlayStation, PlayStation 2 and PSP. The customer base with which they worked included GameStop, Wal-Mart, and Blockbuster.

Extensive worldwide network of content developers

We are positioned as an “indie” videogame developer and publisher and are recognized by many independent developers and studios as a good alternative to the major videogame publishers. We have relationships with many independent developers and studios globally who present us with compelling videogame publishing opportunities. We maintain contacts with these developers to review new videogame concepts and proposals, and are constantly initiating new relationships with emerging creative talent.

In particular, our product development and production teams regularly participate in videogaming conferences and conventions around the world and visit with independent developers and studios to discuss videogame concepts and evaluate their capabilities. Additionally, we actively share information with studios regarding videogame market trends and the current buying preferences and emerging tastes of our customers, positioning us as a valuable resource to developers and studios in developing creative videogame concepts. We collaborate with these developers and studios in identifying niche opportunities not yet explored to develop and publish content.

Developer-friendly mindset and vision providing the developer with creative freedom

Our business model allows us flexibility in negotiating with and structuring development agreements with independent developers and studios. Our developer-friendly approach fosters an environment that allows developers and studios to exercise their creative freedom in conceptualizing and designing a videogame experience. The flexibility afforded to developers is a key component in attracting developers to work with us and enables us to continue the growth in our pipeline of products.

Our Products

We have published videogames on many videogame systems and in a variety of genres, including action/adventure, role playing, racing, puzzle strategy, fighting and combat. The following titles were released during the fiscal years ended June 30, 2009 and 2008:

Fiscal Year 2009

Title	Platform	Date Released
Mr. Slime	NDS	7/14/2008
B-Boy	PS2, PSP	7/28/2008
Monster Madness – Grave Danger	PS3	8/4/2008
Two Worlds Epic	PC	8/19/2008
Igor	NDA, Wii, PC	9/15/2008
Ninjatown	NDS	10/16/2008
Bella Sara	NDS, PC	10/21/2008
My Baby Boy	NDS	10/21/2008
My Baby Girl	NDS	10/21/2008
Legendary	X360, PS3, PC	11/10/2008
Rise of the Argonauts	X360, PS3, PC	12/12/2008
Big Bang Mini	NDS	1/21/2009
X-Blades	PC, PS3, X360	2/10/2009
Penumbra Collection	PC	2/17/2009
Velvet Assassin	X360, PC	4/20/2009
Pirates vs. Ninjas Dodgeball	Wii	5/4/2009
Roogoo: Twisted Towers	Wii	6/24/2009
Roogoo: Attack!	NDS	6/25/2009

Fiscal Year 2008

Title	Platform	Date Released
Two Worlds	X360, PC	8/20/2007
Pool Party	Wii	8/31/2007
Iridium Runners	PS2	2/19/2008
Imperium Romanum	PC	3/11/2008
Dream Pinball 3D	Wii, NDS, PC	4/29/2008
Grid	PS3, X360, PC	5/30/2008
Overlord	PS3	6/19/2008
Roogoo	XBLA, PC	6/30/2008

Our product pipeline is mostly focused on next generation videogame systems and targets a broad consumer demographic. We currently have a pipeline of approximately 26 titles in development, several of which are specifically targeted to emerging videogamer demographics.

Developing Our Products

We develop our products exclusively by contracting with independent software developers and videogame studios. We enter into comprehensive development agreements with these parties that outline financial terms, development milestones, completion dates and final product delivery dates. Our product development and production teams carefully select developers and studios to develop videogames based on their capabilities, suitability, availability and cost. We usually have broad rights to commercially utilize products created by the developers and studios with which we work. Development agreements are structured to provide developers and studios with incentives to provide timely and satisfactory performance by associating payments with the achievement of substantive development milestones, and by providing for the payment of royalties to them based on sales of the developed product after we recoup our development costs. Our development agreements generally provide us with the right to monitor development efforts and cease advance payments if specified development milestones are not achieved.

The development cycle for new videogames depends on the videogame system and the complexity and scope of the videogame. The development cycle for console and PC videogames ranges from 12 to 24 months and the development cycle for handheld videogames ranges from six to 18 months.

Upon completion of development, each videogame is extensively play-tested to ensure compatibility with the appropriate videogame system and to minimize the number of bugs and other defects found in the product. If required, we also send the videogame to the manufacturer for its review and approval. Although historically we developed our titles for a single videogame system release, many of our new title releases will be released simultaneously on multiple videogame systems.

Platform License Agreements

We have entered into license agreements with Sony, Microsoft and Nintendo to develop and publish software in North America, Europe and Australia for the Xbox 360, Wii, PlayStation 3 and PlayStation 2 console systems and the Nintendo DS, Nintendo GBA and Sony PSP hand-held devices. Each license allows us to create multiple products for the applicable platform, subject to certain approval rights which are reserved by each licensor. We are not required to obtain any licenses to develop titles for the PC.

Under the terms of these respective license agreements, Microsoft, Sony and Nintendo granted us the right and license to develop, market, publish and distribute software titles for their videogame systems. The agreements require us to submit products to Microsoft, Sony or Nintendo, as applicable, for approval and for us to make royalty payments to Microsoft, Sony or Nintendo, as applicable, based on the number of units manufactured. In addition, products for these platforms are required to be manufactured by Microsoft, Sony or Nintendo, as applicable, or other approved manufacturers.

Manufacturing Our Products

Sony, Nintendo and Microsoft either manufacture or control selection of approved manufacturers of software products sold for use on their respective videogame systems. We place a purchase order for the manufacture of our products with Sony, Nintendo or Microsoft and then send software code and a prototype of the product to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs for approval, defect testing and manufacture. Games are generally shipped within two to three weeks of receipt of our purchase order and all materials. We occasionally experience difficulties or delays in the manufacture of our titles; however, such delays have not significantly harmed our business to date.

Production of PC products is performed by third party vendors in accordance with our specifications and includes CD-ROM pressing, assembly of components, printing of packaging and user manuals and shipping of finished goods. We send software code and a prototype of a title, together with related artwork, user instructions, warranty information, brochures and packaging designs, to the manufacturers. Games are generally shipped within two weeks of receipt of our manufacturing order.

We have not experienced material delays due to manufacturing defects. Our videogame titles typically carry a 90-day limited warranty. Our platform licenses requires us to provide a standard defective product warranty on all of the products sold. Generally, we are responsible for resolving, at our own expense, any warranty or repair claims. We have not experienced any material warranty claims, but there is no guarantee that we will not experience such claims in the future.

Sales and Marketing

Our marketing and promotional efforts are intended to maximize exposure and broaden distribution of our videogames, promote brand name recognition, assist retailers and properly position, package and merchandise our videogames. We implement a range of promotional sales and marketing activities to help increase awareness among retailers, including public relations campaigns; demo distributions, promotions and cross-promotional activities with third parties (through trailers, demo discs, standees, posters, pre-sell giveaways at retail stores, and videogame kiosks at sporting and outdoor events); and print, online, television, radio, and outdoor advertisements. Additionally, we customize public relations programs to create awareness with all relevant audiences, including core gamers and mass entertainment consumers.

We employ various other marketing methods designed to promote consumer awareness, including in-store promotions and point-of-purchase displays, direct mail, co-operative advertising, as well as attendance at trade shows. We host media events throughout the year at which print, broadcast and online journalists can preview, review and evaluate our products prior to their release. In addition to regular face-to-face meetings and communications with our sales force, we employ extensive trade marketing efforts including: direct marketing to buyers and store managers; trade shows; various store manager shows; and distribution and sales incentive programs. We label and market our products in accordance with the Entertainment Software Rating Board, or ESRB, principles and guidelines.

We market and sell our products in North America and internationally via sales offices in Grapevine, Texas and Leichester, England, respectively.

Our Customers

Our products are available for sale or rental in thousands of retail outlets in North America. In North America, our products are primarily sold directly to mass merchandisers, consumer electronics stores, discount warehouses, national retail chain stores and videogame specialty stores. Our products are also sold to smaller, regional retailers, as well as distributors who, in turn, sell our products to retailers that we do not service directly, such as grocery and drug stores. Our North American customers include Best Buy, Blockbuster, GameStop, Target, Toys R Us and Wal-Mart.

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

We conduct our international activities via our office in Leichester, England. This office manages sales, marketing and distribution operations for our European, Asian and Australian customers. In the United Kingdom, we sell directly to several key retail accounts, and work with a distributor partner to call on other accounts. Throughout the rest of Europe and in Australia and Asia, our products are sold through third-party distribution and licensing arrangements. These parties are responsible for all marketing and consumer press within their respective territories. We seek to maximize our worldwide revenues and profits by continuing to expand the number of selling relationships we maintain in major territories. We ship all of our products to our foreign customers from a distribution center located in London.

For the fiscal year ended June 30, 2009, we generated approximately 89% of our net revenues in North America and 11% of our net revenues internationally. On a worldwide basis, our largest customers, Wal-Mart and GameStop, accounted for approximately 18% and 16%, respectively, of consolidated gross revenues for the year ended June 30, 2009.

Competition

The videogame industry is intensely competitive and new videogame products and platforms are regularly introduced. Our competitors vary in size from small companies with limited resources to large corporations with greater financial, marketing, and product development resources than we have. Due to their different focuses and allocations of resources, certain of our competitors spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports and character properties, and pay more to third-party software developers. In addition, competitors with large product lines and popular titles typically have greater leverage with retailers, distributors, and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor’s most popular titles. We believe that the main competitive factors in the videogame industry include: product quality, features, innovation and playability; brand name recognition; compatibility with popular platforms; access to distribution channels; price; marketing; and customer service.

We compete primarily with other publishers of videogames for consoles and PCs. Significant third-party videogame competitors currently include, among others: Activision Blizzard; Atari; Capcom; Eidos; Electronic Arts; Konami; LucasArts; Namco-Bandai; Sega; Take-Two Interactive; THQ; Ubisoft; Viacom/MTV; Vivendi; Warner Bros. Interactive; and Walt Disney. In addition, Sony, Nintendo, and Microsoft compete directly with us in the development of software titles for their respective platforms.

Seasonality

The interactive entertainment software industry is highly seasonal, with sales typically higher during the fourth calendar quarter, due primarily to increased demand for videogames during the holiday buying season. The Christmas selling season accounts for about half of the industry’s yearly sales of videogames.

Traditionally, the majority of our sales for this key selling period ship in our fiscal first and second quarters, which end on September 30 and December 31, respectively.  Significant working capital is required to finance the manufacturing of inventory of products that ship during these quarters.

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

As the number of videogames in the market increases, so too may the likelihood that videogame publishers will become the subject of claims that their software infringes the intellectual property rights of others. Although we believe that the videogames and technologies of the developers and studios with whom we have contractual relationships do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others may occur. Any claims of infringement, with or without merit, could be time consuming, costly and difficult to defend.

Employees

As of June 30, 2009, we employed approximately 75 people, of whom 7 were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement and we consider our relations with employees to be favorable.

Executive Officers and Key Employees

Information regarding our executive officers and key employees is set forth under the heading “Directors, Executive Officers and Corporate Governance,” contained in Part III, Item 10 of this report.

Subsequent Events

On August 26, 2009, we were notified that the SEC was conducting a non-public, fact-finding investigation regarding certain matters underlying the amendment of our Form 10-Q, and the restatement of our financial statements, for the period ended March 31, 2009, and the termination of our former chief financial officer, Andrea Jones.  We have provided the SEC with the documents requested and intend to cooperate in all respects with the SEC’s investigation.

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is www.southpeakgames.com.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks that may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or businesses in general, may also impair our businesses operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results would likely suffer.

Risks Related to our Business and Operations

Our ability to renew our line of credit on terms favorable to us, or at all, and the availability of additional capital may be limited.

Recent disruptions in financial markets have resulted in a severe tightening of credit availability in the United States. Liquidity in credit markets has contracted significantly, making terms for certain financings less attractive. Ongoing turmoil in the credit markets may make it difficult for us to obtain financing, on acceptable terms or at all, for working capital, capital expenditures, acquisitions and other investments. These difficulties could adversely affect our operations and financial performance.

Our line of credit, which comes due on November 30, 2009 and is currently in the process of being renewed, limits our ability to take various actions, including incurring certain types of additional debt, paying dividends, repurchasing shares and acquiring or disposing of assets or businesses. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our line of credit also requires us to satisfy specified financial and non-financial covenants. A breach of any of the covenants contained in our line of credit could result in an event of default under the agreement and allow our lenders to pursue various remedies, including accelerating the repayment of any indebtedness outstanding under the agreement.

There can be no assurances that our line of credit will be renewed on terms favorable to us, or at all.  The Company is exploring several other alternatives for financing and additional equity capital, but there can be no assurances that our efforts will be successful.

Stiff competition within the videogame publishing industry, in particular, can significantly reduce our market share, curtail potential revenue, and negatively impact our long-term viability.

We compete for licenses to properties and the sale of our videogames with the videogame system manufacturers such as Sony, Microsoft and Nintendo, each of which also develops and markets software for its own platforms. Each of these competitors can bundle their software with their hardware and reduce demand for individual sales of our videogames. Additionally, these videogame system manufacturers have better bargaining positions with respect to retail pricing, shelf space and retailer accommodations than do any of their licensees, including us. They also have the financial resources to withstand significant price competition and to implement extensive advertising campaigns. These videogame system manufacturers may also give priority to their own games or to those of other publishers when manufacturing capacity is insufficient.

We also compete with domestic videogame publishers such as Activision Blizzard; Atari; Capcom; Eidos; Electronic Arts; Konami; LucasArts; Namco-Bandai; Sega; Take-Two Interactive; THQ; Ubisoft; Viacom/MTV; Vivendi; Warner Bros. Interactive; and Walt Disney. Many of our competitors have blockbuster videogames (with greater name recognition among consumers), a broader product line, or greater financial, marketing and other resources than we do. Accordingly, these competitors may be able to market their products more effectively or make larger offers or guarantees to independent developers and studios in connection with the acquisition of commercially desirable properties.

We also compete with a variety of independent publishers of videogame software. Because platform licenses are non-exclusive, and many our competitors also have licenses to develop and distribute videogame software for these systems, new entrants could enter the market, including those with business models similar to ours.

Our business model can limit our growth prospects and long-term viability.

We have historically focused on publishing innovative videogames for underserved niches that are generally sold at prices typical for big-budget videogames produced by the leading videogame publishers. In doing so, we have relied on our management’s industry experience to identify videogame concepts that can be profitably produced, their ability to allocate our limited financial resources among videogames under development and their ability to leverage low-cost offshore videogame developers. There can be no assurance, however, that we will be able to accurately assess the likelihood and volume of sales for future videogames or to engage low-cost developers.

If we are unable to enter into attractive publishing arrangements with developers of highly innovative and commercially appealing videogames, our competitiveness and prospects for growth could be severely impacted.

Our success depends on our ability to timely identify and publish highly marketable videogames. We rely on independent software developers and videogame studios for the development of our videogames. We have entered into agreements with these developers and studios that typically require us to make advance payments, pay royalties and satisfy other conditions. Because videogame developers are in high demand, our relatively limited resources, as compared to our competitors, puts us at a competitive disadvantage when bidding to offer attractive compensation packages, advance royalties or ample pre-development financing to desirable developers. This competitive disadvantage may reduce our chances of winning the right to publish highly innovative videogames and could severely impact our competitiveness and prospects for growth.

If our contracted videogame developers fail to deliver their finished videogames on time, or at all, we stand to incur significant losses that could severely adversely affect our financial performance.

We rely upon our independent software developers and videogame studios to deliver our videogames within anticipated release schedules and cost projections.

While timetables for the development and delivery of videogames are set in advance, videogame production schedules are difficult to predict and can be subject to delays. Schedule slippage is common due to the uncertain schedules of software development. Most publishers have suffered a “false launch,” in which the development staff assures the publisher that videogame development will be completed by a certain date, marketing is planned around that date, including advertising commitments, and then after the advertising is paid for, the development staff announces that the videogame will “slip” and will actually be ready several months later than originally intended. When the videogame finally appears, the excitement and “buzz” among consumers from the marketing launch and the consumer’s intent to purchase the videogame have dissipated, and lackluster interest leads to weak sales. These problems are compounded if the videogame is supposed to ship for the holiday selling season, but actually slips into the subsequent year.

The development cycle for new videogames can range from 12 to 24 months and can be expected to increase in connection with the development of next-generation software. After development of a videogame, it may take between nine to 12 additional months to develop the product for other videogame systems. Since we have no direct control over the business, finances and operating practices of our developers and studios, a delay or failure by them to complete the work performed may result in delays in, or cancellations of, product releases that may threaten our ability to obtain sufficient amounts of our product to sell to our customers. In addition, customers may, under certain agreements, terminate their agreements to purchase videogames resulting from concerns over work quality and originality, or prolonged delay or significant revisions to the videogames. Terminations by clients of their purchase commitments can significantly dampen our revenue and cause our business to suffer losses.

Because many independent developers and studios are small companies that are dependent on a few key individuals for the completion of a project, this also exposes us to the risk that these developers will lose a key employee, go out of business before completing a project, or simply cease work on a project for which we have hired them, and this occurrence could also be highly detrimental to our ability to compete and to generate additional revenue.

Our business is highly dependent on the success and availability of videogame systems manufactured by third parties, as well as our ability to develop commercially successful products for these systems.

We derive most of our revenue from the sale of products for play on videogame systems manufactured by third parties, such as Microsoft Xbox 360, Nintendo Wii, Nintendo DS, Nintendo DSi, Apple iPhone, Sony PlayStation 3, Sony PlayStation 2, SonyPSP and Sony PSPgo. The success of our business is driven in large part by the commercial success and adequate supply of these videogame systems, our ability to accurately predict which systems will be successful in the marketplace, and our ability to develop commercially successful products for these systems. We must make product development decisions and commit significant resources well in advance of anticipated product ship dates. A videogame system for which we are developing products may not succeed or may have a shorter life cycle than anticipated. If consumer demand for the systems for which we are developing products is lower than our expectations, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products, and our financial performance will be harmed. Alternatively, a system for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.

Our industry is cyclical, driven by the periodic introduction of new videogame systems. As we continue to move through the current cycle, our industry growth may slow down and as a result, our operating results may be difficult to predict.

Videogame systems have historically had a life cycle of four to six years, which causes the videogame software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PlayStation 3 and the Wii, respectively. Sales of software designed for these videogame systems represent the majority of our revenue, so our growth and success are highly correlated to sales of videogame systems. While there are indications that this current cycle may be extended longer than prior cycles, in part, due to the growth of online services and content and the greater graphic and processing power of the current generation hardware, we expect growth in the installed base of the current generation of videogame systems to slow as we enter the back half of this cycle. This slow-down in sales of videogame systems, which may be exacerbated by the current economic environment, may cause a corresponding slow-down in the growth of sales of videogame software, which could significantly affect our operating results. Consequently, the decline in prior-generation product sales, particularly the PlayStation 2, may be greater or faster than we anticipate, and sales of products for the new videogame systems may be lower or increase more slowly than we anticipate. Moreover, development costs for the current cycle of videogame systems continue to be greater on a per-title basis than development costs for prior-generation videogame systems. In addition, in light of the current economic environment and where we stand in the current generation videogame system cycle, our industry may experience slower growth than in recent years. As a result of these factors, during the next several quarters and years, we expect our operating results to be difficult to predict.

The videogame hardware manufacturers set the royalty rates and other fees that we must pay to publish games for their platforms, and therefore have significant influence on our costs. If one or more of these manufacturers change their fee structure, our profitability will be materially impacted.

In order to publish products for a videogame system such as the Xbox 360, Sony PlayStation 3 or Wii, we must take a license from Microsoft, Sony and Nintendo, respectively, which gives these companies the opportunity to set the fee structures that we must pay in order to publish games for that platform. Similarly, these companies have retained the flexibility to change their fee structures, or adopt different fee structures for new features for their videogame systems. The control that hardware manufacturers have over the fee structures for their videogame systems could adversely impact our costs, profitability and margins.

If our inventory of videogames is not fully sold and we have paid upfront license fees and manufacturing costs, our operating results may be materially adversely affected.

When publishing for videogame systems, videogame publishers take on the burden of inventory risk. All significant videogame system manufacturers since Nintendo with its NES (1985) have monopolized the manufacture of every videogame made for their videogame system, and have required all publishers to pay a license fee for every videogame so manufactured. This license fee is generally due at the time of manufacturing the videogame and is based upon the number of videogames being manufactured. So, if a videogame publisher orders one million copies of its videogame, but half of them do not sell, the publisher has already paid the full videogame system manufacturer license fee on one million copies of the videogame. Furthermore, non-moving inventory of videogames tend to decline substantially in value over time or to become obsolete. If this situation happens to us, and price concessions are not available for our unsold products, we could incur significant losses, which could materially adversely affect our profitability.

Our business may be affected by issues in the economy that affect consumer spending.

Our products involve discretionary spending on the part of consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles. Certain economic conditions, such as United States or international general economic downturns, including periods of increased inflation, unemployment levels, tax rates, interest rates, gasoline and other energy prices or declining consumer confidence could reduce consumer spending. Reduced consumer spending may result in reduced demand for our products and may also require increased selling and promotional expenses. A reduction or shift in domestic or international consumer spending could negatively impact our business, results of operations and financial condition. Consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. If economic conditions worsen, our business, financial condition and results of operations could be adversely affected.

Our business is subject to risks generally associated with the entertainment industry, any of which could significantly harm our operating results.

Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control. These risks could negatively impact our operating results and include: the popularity, price and timing of our videogames and the videogame systems on which they are played; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

We may not be able to adequately adjust our cost structure in a timely fashion in response to a sudden decrease in demand.

A significant portion of our sales and marketing and general and administrative expenses are comprised of personnel and facilities. In the event of a significant decline in revenues, we may not be able to exit facilities, reduce personnel, or make other changes to our cost structure without disruption to our operations or without significant termination and exit costs. Management may not be able to implement such actions quickly enough, if at all, to offset an immediate shortfall in revenues and profit. Moreover, reducing costs may impair our ability to produce and develop videogames at sufficient levels in the future. We are subject to the risk that our inventory values may decline and protective terms under supplier arrangements may not adequately cover the decline in values.

We rely on a primary distribution service provider for a significant portion of our products and the failure of this service provider to perform as expected could materially harm our results of operations.

Ditan Distribution LLC is responsible for the shipping, receiving, warehouse management and related functions for our United States publishing and distribution businesses. Our future performance will depend, in part, on Ditan’s ability to successfully distribute our products. If Ditan does not perform adequately, or if we lose Ditan as our distributor and are unable to obtain a satisfactory replacement in a timely manner, our sales and results of operations could suffer.

We are dependent upon a limited number of customers and the loss of any our key customers could materially adversely affect our business.

We are dependent on a small number of large customers for a significant portion of our sales, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these clients, could seriously hurt our business. For example, we have two customers, Wal-Mart and GameStop that accounted for approximately 18% and 16%, respectively, of consolidated gross revenues for the year ended June 30, 2009, and approximately 15% and 17%, respectively, of consolidated gross accounts receivable at June 30, 2009.

Approximately 95% of our sales are made through purchase orders subject to agreements with our customers, including GameStop and Wal-Mart, through which the customer may reduce the videogames they purchase from us, renegotiate the terms on which they purchase our videogames, or terminate their relationship with us at any time. Certain of our customers may decline to carry products containing mature content. A substantial reduction in orders, including as a result of a product being rated “AO” (age 18 and over); difficulty in collecting receivables in full, or within a reasonable time period, or within reserve levels; or termination of our relationship with the customer as a result of a number of factors (including their level of satisfaction with the support services they receive from us, demand for or pricing of competing videogames, and their ability to continue their operations) could adversely affect our operating results and business viability.

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

While we believe that we can reliably estimate future returns and price concessions, we cannot predict with certainty whether existing reserves will be sufficient to offset any accommodations we will actually provide, nor can we predict the amount or nature of accommodations that we will provide in the future. Furthermore, the continued granting of substantial price protection and other allowances may require us to raise additional funds for our operating requirements, but there is no assurance that such funds will be available to us on acceptable terms, if at all. In addition, the license fees we pay Sony, Microsoft and Nintendo are non-refundable and cannot be recovered when videogames are returned. Ultimately, if our return rates and price concessions for published videogames materially exceed our reserves, our operating results may be further adversely affected.

If our videogames suffer from grave defects, market acceptance of our product may be adversely affected, our results of operations adversely affected, and our reputation seriously harmed.

Our videogames can contain major defects, which could delay market acceptance of our products; cause customers to either terminate relationships with us, or initiate product liability suits against us, or both; or divert our engineering resources, and consequently adversely impact our results of operations and our reputation.

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures in the future, we may not be able to accurately report our financial results, which could have an adverse effect on our business.

If our internal control over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Subsequent to the filing of the Form 10-Q for the period ended March 31, 2009, we determined that our condensed consolidated financial statements as of March 31, 2009 and for the three- and nine-month periods ended March 31, 2009, as included in the Form 10-Q for the period ended March 31, 2009, should be restated as they contained errors that resulted in misstatements of inventories, accounts payable, accrued royalties, accrued expenses and other current liabilities, due to shareholders, additional paid-in-capital, product costs, royalties, sales and marketing and general and administrative expenses. Accordingly, we restated our condensed consolidated financial statements as of March 31, 2009 and for the three- and nine-month periods ended March 31, 2009. In connection with this restatement, we determined that our internal control over financial reporting during the period ended March 31, 2009 was not effective due to the existence of material weaknesses in our internal control over financial reporting relating to our quarter-end closing process, our controls over related party transactions, our general and administrative expense accruals and our reconciliation of inventory liability clearing accounts. Although we have implemented additional procedures that we believe enable us to properly prepare and review our condensed consolidated financial statements, we cannot be certain that these measures will ensure that we maintain adequate controls over our financial reporting process in the future. If we discover additional deficiencies, we will make efforts to remediate these deficiencies; however, there is no assurance that we will be successful either in identifying deficiencies or in their remediation. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our condensed consolidated financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

If we are unable to effectively manage and fund our expansion initiatives, we could incur huge charges, which in turn could undermine our growth plans.

We have begun to expand our publishing operations, enlarge our work force, and increase our investments in proprietary videogames created by independent software developers and videogame studios. To manage this growth successfully, we must constantly hire, train and manage an increasing number of management, technical, marketing, and other personnel. Furthermore, we will require significant cash resources to fuel our expansion activities, and may have to seek debt or equity financing to fund related costs. There is no guarantee, however, that we could obtain the additional financing required on acceptable terms or at all. The issuance of new equity securities by us, moreover, would result in dilution to the interests of our stockholders. Unless we are able to effectively manage our growth activities, our business may be materially adversely affected.

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

If we fail to retain the services of senior management and our chairman, our business and prospects could be materially adversely affected.

Our continued success will depend to a significant extent upon the performance and contributions of our senior management and our chairman and upon our ability to attract, motivate and retain highly qualified employees. We are dependent upon key senior management and our chairman to effectively manage our business in a highly competitive environment. If one or more of our key officers joins a competitor or forms a competing company, we may experience material interruptions in product development, delays in bringing products to market, difficulties in our relationships with licensors, suppliers and customers, and lose additional personnel, which could significantly harm our business, financial condition and operating results. Additionally, failure to continue to attract and retain qualified management personnel could adversely affect our business and prospects.

We do not have “key person” life insurance policies covering any of our employees, nor are we certain whether any such policies will be obtained or maintained in the future. In particular, we will depend in large part on the abilities of Mr. Terry Phillips and Ms. Melanie Mroz, who are our chairman, and president and chief executive officer, respectively, to effectively execute future strategies.

If we fail to hire and retain qualified personnel in an industry where competition for qualified personnel is intense, our business could be seriously harmed.

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

Competition for employees can be intense, and the process of locating key personnel with the right combination of skills is often lengthy. We rely to a substantial extent on the expertise, skills and knowledge of management, marketing, sales, technical and technology personnel to formulate and implement our business plan, as well as to identify, support, publish and market quality videogames. Although we have granted incentives to some employees, we may not be able to continue to retain these personnel at current compensation levels, or at all. The compensation arrangements with such employees could result in increased expenses and have a negative impact on our operating results. In addition, if one or more of these individuals leave us, we may experience material delays in bringing products to market, which could have a material adverse effect on our business and prospects.

If our licensed intellectual property is not adequately protected from unauthorized use or access by others, our competitiveness could be significantly undermined and our viability adversely affected.

We have obtained licenses for videogame software developed by independent developers and studios, and we regard these licenses, including the trademarks, copyrights, and trade secrets to such videogame software, as proprietary intellectual property. The underlying trademarks, copyrights, and trade secrets often are separately protected by the developers of the software by enforcement of intellectual property laws. To protect our proprietary licenses from unauthorized use and infringement, we maintain employee or third-party nondisclosure and confidentiality agreements, contractual restrictions on copying and distribution, as well as “shrink-wrap” or “click-wrap” license agreements or limitations-on-use of software included with our products.

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

Although we believe our software and technologies and the software and technologies of the developers and studios with whom we have contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others has occurred or may occur.

Any claims of infringement, with or without merit, could be time consuming, costly and difficult to defend. Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could require us to discontinue the distribution of our videogame software, prevent us from obtaining a license or redesigning our videogames, block us from publishing new materials, and compel us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, if at all; divert attention and resources away from our daily business; impede or prevent delivery of our published videogames; and require us to pay significant royalties, licensing fees and damages. The defense of any lawsuit could result in time-consuming and expensive litigation, regardless of the merits of such claims, and could also result in damages, license fees, royalty payments and restrictions on our ability to provide our services, any of which could harm our business.

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

Our sales are typically made on credit. Under the terms of our line of credit, we can borrow up to sixty-five percent of the value of eligible receivables. We do not hold any collateral to secure payment from our customers. As a result, we are subject to credit risks, particularly in the event that a significant amount of our receivables represent sales to a limited number of retailers or are concentrated in foreign markets. Although we continually assess the creditworthiness of our customers, which are principally large, national retailers, if we are unable to collect our accounts receivable as they become due, our financial condition and cash flow could be adversely affected. From time to time we may purchase from financial institutions insurance on our receivables (with certain limits) to help protect us from loss in the event of a customer’s bankruptcy or insolvency.

Our quarterly operating results may fluctuate significantly due to various factors related to our operations, which could cause our stock price to decline and could result in substantial losses to investors.

Our quarterly operating results have varied widely in the past and are likely to vary in the future, due to numerous factors, several of which are not under our control. These factors include the timing of our release of new videogames, customer demand for our videogames, and quarterly working capital needs. Other factors that cause fluctuations in our sales and operating results include:

•	the timing of release of our competitors products;

•	the popularity of both new videogames and videogames released in prior periods;

•	the profit margins for videogames we sell;

•	competition in the industry for retail shelf space;

•	changing consumer demand for videogames for different videogame systems; and

•	the timing of the introduction of new videogame systems and the accuracy of retailers forecasts of consumer demand.

The uncertainties associated with videogame development, including varying manufacturing lead times, production delays and the approval process for products by videogame system manufacturers and other licensors also make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations. In future quarters, operating results may fall below the expectations of securities analysts and investors and the price of our stock could decline significantly.

The videogame publishing industry is highly seasonal, with the holiday selling season accounting for a substantial portion of the industry’s yearly sales of videogames, leading to a concentrated glut of high-quality competition every year in every videogame category during this seasonal period. Although historically we have not been materially impacted by industry seasonality, primarily because we have produced a limited volume of videogames that have been absorbed by the market even in low volume periods of the year, we may be impacted by industry seasonality in the future as we increase the volume of our videogame production. Our failure or inability to introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business and operating results in the future.

We believe that quarter-to-quarter comparisons of our operating results will not be a good indication of our future performance. In addition, if we do become profitable, we may not be able to sustain or increase our profitability.  Continued losses, or an inability to sustain profitability, may have an adverse effect on our future operating prospects and stock price. It is likely that, in some future quarter, our operating results may be below the expectations of public market analysts and investors and as a result of the above-mentioned factors, and other factors described throughout this “Risk Factors” section, the price of our common stock may fall or significantly fluctuate, and possibly bring about significant reductions to stockholder value.

Our business and products are subject to potential legislation. The adoption of such proposed legislation could limit the retail market for our products.

Several proposals have been made for federal legislation to regulate our industry. Such proposals seek to prohibit the sale of “M” rated, “AO” rated and “Rating Pending” products to under-17 audiences (while the ESRB rating recommends an appropriate age group, there is currently no legal prohibition on any game sales). If any such proposals are enacted into law, it may limit the potential market for our “M” rated products in the United States, and adversely affect our operating results. Other countries, such as Germany, have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current United States laws. In the United States, proposals have also been made by numerous state legislators to regulate the sale of “M” or “AO” rated products and prohibit the sale of interactive entertainment software products containing certain types of violence or sexual materials to under 17 or 18 audiences. While such legislation to date has been enjoined by industry and retail groups, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for our “M” rated titles.

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

Content policies adopted by retailers, consumer opposition and litigation could negatively impact sales of our products.

Retailers may decline to sell videogame software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses. If retailers decline to sell our products based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material or other generally objectionable content, or if any of our previously “M” rated series products are rated “AO,” we might be required to significantly change or discontinue particular titles or series, which could seriously affect our business. Consumer advocacy groups have opposed sales of videogame software containing objectionable themes, violence, sexual material or other objectionable content by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns.

Our Chairman is subject to an SEC cease and desist order.

Our Chairman, Mr. Terry Phillips, agreed, in May 2007, to a settlement with the Securities and Exchange Commission, or SEC, in a proceeding arising from certain actions in 2000 and 2001. Without admitting or denying the allegations, Mr. Phillips agreed to consent to the entry of an order to cease and desist from committing or causing any violations of Section 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, and Exchange Act Rules 10b-5 and 13b2-1 and from causing any violations of Sections 13(a) and 13(b)(2)(A) of the Exchange Act and Exchange Act Rules 12b-2, 13a-1 and 13a-13.

This proceeding arose from the involvement in 2000 and 2001 of Mr. Phillips, Capitol Distributing, L.L.C., and another private company in which Mr. Phillips was a principal, in certain actions of Take-Two Interactive Software, Inc., or Take-Two, where Mr. Phillips was accused of taking receipt of merchandise from Take-Two and later returning the merchandise to Take-Two without making an effort to sell the merchandise. In his agreement to cease and desist, Mr. Phillips paid a civil penalty of $50,000.

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

We do not currently anticipate paying any dividends on shares of our common stock. Any determination to pay dividends in the future will be made by our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on stockholders' investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

The concentration of our capital stock ownership will likely limit a stockholders' ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

As of September 30, 2009, our executive officers, directors and affiliates together beneficially owned approximately 45.5% of our outstanding common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by all our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with the interests of the other holders of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to our other security holders. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that our other stockholders may view as beneficial.

It may be difficult for you to resell shares of our common stock if an active market for our common stock does not develop.

Our common stock is not actively traded on a securities exchange and we currently do not meet the initial listing criteria for any registered securities exchange, including the Nasdaq Stock Market. Our securities are quoted on the less recognized Over-the-Counter bulletin board. This factor may further impair our stockholders' ability to sell their shares when they want and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

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

We have outstanding warrants to purchase 16,982,494 shares of common stock. There is also an option to purchase 200,000 Class Z warrants and 260,000 Class W warrants issued to the representative of the underwriters in our initial public offering. The sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, the common stockholders may experience dilution to their holdings.

Item 1B.   Unresolved Staff Comments

None.

Item 2.       Properties

We lease a 5,500 square-foot office suite for our corporate headquarters in Midlothian, Virginia under an agreement that expires in December 2010 (See Item 13 "Certain Relationships and Related Transactions"). We also lease a three-story office suite in Leichester, England for our international operations under an agreement that expires in November 2012. We own a 7,000 square-foot office building and a 3,746 square-foot office building in Grapevine, Texas, which house our North American sales and marketing department and our product production and development management departments. We believe our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. As we expand our business into new markets, we expect to lease additional office facilities. See Note 11 to the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Commitments” appearing elsewhere in this report for information regarding our lease obligations.

Item 3.       Legal Proceedings

On March 12, 2009, we, along with Gamecock, SouthPeak Interactive, Ltd. and Gamecock Media Europe, Ltd., were served with a complaint by CDV Software Entertainment A.G., or CDV, alleging various breach of contract and other claims related to a publishing and distribution agreement, or the Distribution Agreement, entered into between Gamecock Media Europe, Ltd. and CDV in January 2008. CDV is seeking the return of $4,590,000 in videogame development advances, an injunction against us and our subsidiaries, approximately $650,000 in specified damages, further damages to be assessed, and discretionary interest and costs. Gamecock Media Europe, Ltd. filed a counterclaim against CDV for $950,000 and discretionary interest and costs, resulting from videogame sales and the achievement of a milestone under the Distribution Agreement. The hearing for both CDV’s claims and Gamecock Media Europe’s counterclaim concluded on July 22, 2009, and the court is expected to issue its ruling in the near future.

On October 27, 2008, Gamecock was served with a demand for arbitration by Firefly Studios Limited, or Firefly, alleging various breaches of contract related to a publishing agreement, or Publishing Agreement, entered into between Gamecock and Firefly on December 12, 2007.  Firefly is seeking to terminate the Publishing Agreement, obtain exclusive control of the subject videogame, and compete and exploit the videogame on its own.  Gamecock has responded stating that Firefly’s attempts to terminate the Publishing Agreement constitute wrongful termination of the agreement.  Gamecock has also filed a counterclaim against Firefly seeking the return of $5.09 million in advances in the event the Publishing Agreement is terminated.

Other than the foregoing, we are not currently subject to any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us, we do not expect that any such liability will have a material adverse effect on our consolidated financial position, operating results or cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders

As described in the information statement we filed with SEC on June 1, 2009 and mailed to our stockholders on June 26, 2009, the holders of 61% of our outstanding capital stock executed a written consent in lieu of annual meeting, effecting the following actions:

•
The election of Terry Phillips, Melanie Mroz, David Buckel and Louis M. Jannetty as our directors to serve for a one-year term expiring at the 2010 annual meeting of stockholders or until each of their successors are duly elected and qualified or until each of their earlier resignation or removal; and

•	The ratification of the appointment of Reznick Group, P.C. as our independent registered public accounting firm for the fiscal year ending June 30, 2009.

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

On July 31, 2009, our Series A units were mandatorily separated from their associated shares of common stock and Class Z warrant and our Series A units ceased trading. Thereafter, our Series A units were cancelled. On April 7, 2009, we registered for resale our Class Y warrants. There is no established current public market for our Class Y warrants.

Our common stock, Class W warrants and Class Z warrants now trade on the Over-the-Counter bulletin board under the symbols SOPK, SOPKW and SOPKZ, respectively. The following table sets forth, for the calendar quarter indicated, the quarterly high and low closing sale prices of our securities as reported on the Over-the-Counter bulletin board in US dollars. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Common Stock		Class W Warrants		Class Z Warrants		Series A Units
	High	Low	High	Low	High	Low	High	Low
2007
Third Quarter	3.00	2.50	0.38	0.35	0.52	0.40	9.70	9.00
Fourth Quarter	1.74	1.25	0.20	0.03	0.33	0.27	6.25	4.75

2008
First Quarter	1.75	1.03	0.26	0.04	0.32	0.24	6.70	4.70
Second Quarter	3.00	0.35	0.38	0.05	0.48	0.08	11.00	1.75
Third Quarter	2.65	1.50	0.74	0.20	0.73	0.32	11.75	6.40
Fourth Quarter	2.35	1.00	0.30	0.07	0.30	0.15	6.40	4.25

2009
First Quarter	1.20	0.55	0.12	0.05	0.15	0.12	4.25	2.00
Second Quarter	0.98	0.60	0.06	0.05	0.12	0.05	2.00	2.00

As of September 30, 2009, there were approximately 61 holders of record of our common stock, 8 holders of record of our Class W warrants, 8 holders of record of our Class Z warrants, and 60 holders of record of our Class Y warrants.

Dividend Policy

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

Securities Authorized for Issuance under Equity Compensation Plans

The table setting forth this information is included in Part III-Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Overview

We are an independent developer and publisher of interactive entertainment software. We utilize our network of independent studios and developers to create videogames for all popular videogame systems, including:

•	home videogame consoles such as Microsoft Xbox 360, Nintendo Wii, Sony PlayStation 3 and Sony PlayStation 2;

•	handheld platforms such as Nintendo DS, Nintendo DSi, Sony PSP, Sony PSPgo, and Apple iPhone; and

•	personal computers.

Our portfolio of games extends across a variety of consumer demographics, ranging from adults to children and hard-core game enthusiasts to casual gamers.

We are an “indie” videogame developer and publisher working with independent software developers and videogame studios to create our videogames. We have cultivated relationships globally with independent developers and studios that provide us with innovative and compelling videogame concepts.

Our strategy is to establish a portfolio of successful proprietary content for the major videogame systems, and to capitalize on the growth of the interactive entertainment market. We currently work exclusively with independent software developers and videogame studios to develop our videogames. This strategy enables us to source and create highly innovative videogames while avoiding the high fixed costs and risk of having a large internal development studio. Through outsourcing, we are also able to access videogame concepts and content from emerging studios globally, providing us with significant new product opportunities with limited initial financial outlay.

Sources of Revenue

Revenue is primarily derived from the sale software titles developed on our behalf by third parties and other content partnerships. Our unique business model of sourcing and developing creative product allows us to better manage our fixed costs relative to industry peers.

Our operating margins are dependent in part upon our ability to continually release new products that perform according to our budgets and forecasts, and manage our product development costs. Our product development costs include license acquisition, videogame development, and third party royalties. Agreements with third party developers generally give us exclusive publishing and marketing rights and require us to make advance royalty payments, pay royalties based on product sales and satisfy other conditions.

Fiscal Year 2009 Releases

We released the following videogames in fiscal year 2009:

Title	Platform	Date Released
Mr. Slime	NDS	7/14/2008
B-Boy	PS2, PSP	7/28/2008
Monster Madness – Grave Danger	PS3	8/4/2008
Two Worlds Epic	PC	8/19/2008
Igor	NDA, Wii, PC	9/15/2008
Ninjatown	NDS	10/16/2008
Bella Sara	NDS, PC	10/21/2008
My Baby Boy	NDS	10/21/2008
My Baby Girl	NDS	10/21/2008
Legendary	X360, PS3, PC	11/10/2008
Rise of the Argonauts	X360, PS3, PC	12/12/2008
Big Bang Mini	NDS	1/21/2009
X-Blades	PC, PS3, X360	2/10/2009
Penumbra Collection	PC	2/17/2009
Velvet Assassin	X360, PC	4/20/2009
Pirates vs. Ninjas Dodgeball	Wii	5/4/2009
Roogoo: Twisted Towers	Wii	6/24/2009
Roogoo: Attack!	NDS	6/25/2009

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates were based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations are discussed throughout management’s discussion and analysis of financial condition and results of operations where such policies affect our reported and expected financial results.

Allowances for Returns, Price Protection and Other Allowances. We accept returns from, and grant price concessions to, our customers under certain conditions. Following reductions in the price of our videogames, we grant price concessions to permit customers to take credits against amounts they owe us with respect to videogames unsold by them. Our customers must satisfy certain conditions to entitle them to return videogames or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels and sell-through rates.

We make estimates of future videogame returns and price concessions related to current period revenue. We estimate the amount of future returns and price concessions for published titles based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of the videogame system, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions and changes in demand and acceptance of our videogame by consumers.

Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price concessions in any accounting period. We believe we can make reliable estimates of returns and price concessions. However, actual results may differ from initial estimates as a result of changes in circumstances, market conditions and assumptions. Adjustments to estimates are recorded in the period in which they become known.

Inventories. Inventories are stated at the lower of average cost or market. Management regularly reviews inventory quantities on hand and in the retail channel and records a provision for excess or obsolete inventory based on the future expected demand for our games. Significant changes in demand for our games would impact management’s estimates in establishing the inventory provision.

Advances on Royalties. We utilize independent software developers to develop our videogames and make payments to the developers based upon certain contract milestones. We enter into contracts with the developers once the videogame design has been approved by the videogame system manufacturers and is technologically feasible. Accordingly, we capitalize such payments to the developers during development of the videogames. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owed to the developer from future sales of the videogame. Any pre-release milestone payments that are not prepayments against future royalties are expensed to “cost of goods sold - royalties” in the period when the game is released. Capitalized royalty costs for those videogames that are cancelled or abandoned are charged to “cost of goods sold - royalties” in the period of cancellation.

Beginning upon the related videogame's release, capitalized royalty costs are amortized to “cost of goods sold – royalties,” based on the ratio of current revenues to total projected revenues for the specific videogame, generally resulting in an amortization period of twelve months or less.

We evaluate the future recoverability of capitalized royalty costs on a quarterly basis. For videogames that have been released in prior periods, the primary evaluation criterion is actual title performance. For videogames that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific videogame to which the royalties relate. Criteria used to evaluate expected game performance include: historical performance of comparable videogames developed with comparable technology; orders for the videogame prior to its release; and, for any videogame sequel, estimated performance based on the performance of the videogame on which the sequel is based.

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized royalty costs. In evaluating the recoverability of capitalized royalty costs, the assessment of expected videogame performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual videogame sales are less than, and/or revised forecasted or actual costs are greater than, the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

Intellectual Property Licenses. Intellectual property license costs consist of fees paid by us to license the use of trademarks, copyrights, and software used in the development of videogames. Depending on the agreement, we may use acquired intellectual property in multiple videogames over multiple years or for a single videogame. When no significant performance remains with the licensor upon execution of the license agreement, we record an asset and a liability at the contractual amount. We believe that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, we record the payments as an asset when paid to the licensee and as a liability upon achievement of certain contractual milestones rather than upon execution of the agreement. We classify these obligations as current liabilities to the extent they are contractually due within the next 12 months. Capitalized intellectual property license costs for those videogames that are cancelled or abandoned are charged to “cost of goods sold - intellectual property licenses” in the period of cancellation.

Beginning upon the related video game's release, capitalized intellectual property license costs are amortized to “cost of sales - intellectual property licenses” based on the greater of: (1) the ratio of current revenues for the specific videogame to total projected revenues for all videogames in which the licensed property will be utilized or (2) the straight-line amortization based on the useful lives of the asset. As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.

We evaluate the future recoverability of capitalized intellectual property license costs on a quarterly basis. For videogames that have been released in prior periods, the primary evaluation criterion is actual title performance. For videogames that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific videogames to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected game performance include: historical performance of comparable videogames developed with comparable technology; orders for the game prior to its release; and, for any videogame sequel, estimated performance based on the performance of the videogame on which the sequel is based. Further, as intellectual property licenses may extend for multiple videogames over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors, such as the success of other products and/or entertainment vehicles utilizing the intellectual property and the holder’s right to continued promotion and exploitation of the intellectual property.

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized intellectual property license costs. In evaluating the recoverability of capitalized intellectual property license costs, the assessment of expected game performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual videogame sales are less than, and/or revised forecasted or actual costs are greater than, the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

Revenue Recognition.We recognize revenues from the sale of our video games upon the transfer of title and risk of loss to the customer.  We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition.” Accordingly, we recognize revenues for software titles when (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide for net 30 and 60 day terms. Advances received for licensing and exclusivity arrangements are reported on the consolidated balance sheets as deferred revenues until we meet our performance obligations, at which point the revenues are recognized. Revenue is recognized after deducting estimated reserves for returns, price protection and other allowances. In circumstances when we do not have a reliable basis to estimate returns and price protection or is unable to determine that collection of a receivable is probable, we defer the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

Some of our video games provide limited online features at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we recognize revenue related to video games containing these limited online features upon the transfer of title and risk of loss to our customer. In instances where online features or additional functionality arc considered a substantive deliverable in addition to the video game, we take this into account when applying our revenue recognition policy. This evaluation is performed for each video game together with any online transactions, such as electronic downloads or video game add-ons when it is released. When we determine that a video game contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the video game, principally because of its importance to game play, we consider that our performance obligations for this game extend beyond the delivery of the game. Fair value does not exist for the online functionality, as we do not separately charge for this component of the video game. As a result, we recognize all of the revenue from the sale of the game upon the delivery of the remaining online functionality. In addition, we defer the costs of sales for this game and recognizes the costs upon delivery of the remaining online functionality.

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

Third-party licensees in Europe distribute Gamecock’s video games under license agreements with Gamecock. The licensees paid certain minimum, non-refundable, guaranteed royalties when entering into the licensing agreements. Upon receipt of the advances, we defer their recognition and recognize the revenues in subsequent periods as these advances are earned by us. As the licensees pay additional royalties above and beyond those initially advanced, we recognize these additional royalties as revenues when earned.

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

We account for equity instruments issued to non-employees in accordance with SFAS No. 123R and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

We estimate the value of employee, non-employee director and non-employee stock options on the date of grant using the Black-Scholes option pricing model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

Assessment of Impairment of Goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires a two-step approach to testing goodwill for impairment. SFAS No. 142 requires that the impairment test be performed at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities.

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

Costs of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold consists of royalty payments to third party developers, license fees to videogame manufacturers, intellectual property costs for items such as trademarked characters and game engines, manufacturing costs of the videogame discs, cartridges or similar media and the write-off of acquired game sequel titles. Videogame system manufacturers approve and manufacture each videogame for their videogame system. They charge their license fee for each videogame based on the expected retail sales price of the videogame. Such license fee is paid by us based on the number of videogames manufactured. Should some of the videogames ultimately not be sold, or the sales price to the retailer be reduced by us through price protection, no adjustment is made by the videogame system manufacturer in the license fee originally charged. Therefore, because of the terms of these license fees, we may have an increase in the cost of goods as a percent of net revenue should we fail to sell a number of copies of a videogame for which a license has been paid, or if the price to the retailer is reduced.

We utilize third parties to develop our videogames on a royalty payment basis. We enter into contracts with third party developers once the videogame design has been approved by the videogame system manufacturer and is technologically feasible. Specifically, payments to third party developers are made when certain contract milestones are reached, and these payments are capitalized. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owing to the third party developer from the sales of the videogame. To the extent these prepaid royalties are sales performance related, the royalties are expensed against projected sales revenue at the time a videogame is released and charged to costs of goods sold. Any pre-release milestone payments that are not prepayments against future royalties are expensed when a videogame is released and then charged to costs of goods sold. Capitalized costs for videogames that are cancelled or abandoned prior to product release are charged to “cost of goods sold - royalties” in the period of cancellation.

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

Interest and Financing Costs. Interest and financing costs are attributable to our line of credit and financing arrangements that are used to fund development of videogames with third parties, which often takes 12-24 months. Additionally, such costs are used to finance the accounts receivables prior to payment by customers.

Consolidated Results of Operations

The following table sets forth our results of operations expressed as a percentage of net revenues for fiscal years 2009 and 2008:

	For the year ended June 30,
	2009	2008

Net revenues	100.0%	100.0%

Cost of goods sold:
Product costs	51.5%	55.5%
Royalties	20.4%	12.3%
Write-off of acquired game sequel titles	2.4%	-
Intellectual property licenses	1.0%	-
Total cost of goods sold	75.3%	67.8%

Gross profit	24.7%	32.2%

Operating expenses:
Warehousing and distribution	2.7%	1.2%
Sales and marketing	24.9%	11.0%
Restructuring costs	1.4%	-
Transaction costs	0.1%	3.9%
General and administrative	20.6%	9.1%
Total operating expenses	49.6%	25.2%

Operating (loss) income	(25.0)%	7.0%

Interest expense, net	0.8%	3.0%

(Loss) income before taxes	(25.8)%	4.0%
Income tax expense	-	(0.2)%
Net (loss) income	(25.8)%	3.8%

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	2.4%	20.9%
Net loss attributable to common shareholders	(28.2)%	(17.1)%

Years ended June 30, 2009 and June 30, 2008

Net Revenues. Net revenues for fiscal year 2009 were $47,307,960, an increase of $7,154,866, or 18%, from net revenues of $40,153,094 for fiscal year 2008. The increase in net revenues was primarily driven by releasing an increased number of titles. For fiscal year 2009, the number of videogame units sold increased to approximately 2,418,000, an increase of 1,190,000 units from the units sold in fiscal year 2008. Average net revenue per videogame unit sold decreased 40%, from $32.70 to $19.56 for fiscal years 2008 and 2009, respectively. This average decrease in price is mainly due to selling more handheld units, which have a lower MSRP, in fiscal year 2009 versus 2008.

Cost of Goods Sold. Cost of goods sold for fiscal year 2009 increased to $35,628,868, up $8,423,509, or 31%, from $27,205,359 for fiscal year 2008. The cost of royalty expense for fiscal year 2009 increased 96% from the cost of royalty expense for fiscal year 2008. This increase is attributable to increased developer royalty agreements associated with the increased number of titles released during the period.

Gross Profit. For fiscal years 2009 and 2008, gross profit decreased to $11,679,092 from $12,947,735, or 10%, and gross profit margin decreased to approximately 25% from 32%. The decrease in gross profit is attributed to royalties for an increased number of titles released in the period, an increase in reserves to address current economic conditions, write offs of acquired game sequels from the Gamecock Acquisition, a percentage increase in handheld videogame sales (which have a lower gross margin) and the amortization of intellectual property licenses.

Warehousing and Distribution Expenses. For fiscal years 2009 and 2008, warehousing and distribution expenses were $1,254,947 and $468,008, respectively, resulting in an increase of 168%. This increase is due primarily to the increase in the number of units shipped from 1,228,000 in 2008 to 2,418,000 in 2009.

Sales and Marketing Expenses. For fiscal year 2009, sales and marketing expenses increased 166% to $11,778,958 from $4,434,894 for fiscal year 2008. This increase is primarily due to our investment in several key brands, including My Baby. Sales and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes. For fiscal year 2009, we incurred $3,800,000 in marketing costs that will benefit us in future periods. Included in sales and marketing expenses for fiscal year 2009 is a non-cash charge of $92,299 for stock options granted to vendor.

General and Administrative Expenses. For fiscal year 2009, general and administrative expenses increased 167% to $9,748,754 from $3,650,017 for fiscal year 2008. For fiscal year 2009, general and administrative expenses increased 167% to $9,748,754 from $3,650,017 for fiscal year 2008.  The increase in general and administrative expenses was primarily due to wages of $3,589,687, professional fees of $1,538,603 and a non-cash charge of $649,319 related to employee stock options and restricted stock. Wages increased from $1,193,883 for fiscal year 2008 to $3,589,687 for fiscal year 2009, an increase of 201%. On December 31, 2007, we terminated a consulting agreement which paid for staff related expenses, occupancy costs, telephones and communications expenses, and office supplies. The consulting fee totaled $920,930 for fiscal year 2008 and $0 for fiscal year 2009. Professional fees increased 744% from $182,359 for fiscal year 2008 to $1,538,603 for fiscal year 2009 as a result of litigation resulting from the Gamecock Acquisition, the current litigation relating to CDV and other Gamecock related claims, and increased costs associated with being a public company. Travel and entertainment expenses were $429,413 for fiscal year 2008, as compared to $428,817 for fiscal year 2009. General and administrative expenses as a percentage of net revenues increased, to approximately 21% for fiscal year 2009 from 9% for fiscal year 2008.

Restructuring Costs: For fiscal year 2009, we incurred $639,210 in restructuring costs related to the Gamecock Acquisition. These primarily consist of salaries and severance for Gamecock employees who separated from service after the Gamecock Acquisition as part of restructuring Gamecock's operations and rent expense for the Gamecock office space that is no longer in use.

Transaction Costs. For fiscal year 2009, we incurred $64,628 in costs related to the Gamecock Acquisition. These costs included professional fees to accounting firms, law firms and advisors and travel expenses related to the Gamecock Acquisition.

Operating Loss/ Income. For fiscal year 2009, our operating loss was $11,807,405, as compared to operating income of $2,814,870 for fiscal year 2008.

Interest and Financing Costs. For fiscal year 2009, interest and financing costs decreased to $399,247 from $1,191,014 for fiscal year 2008 due to a decrease in average borrowings as a result of the increase in working capital provided by the sale of Series A convertible preferred stock in 2008 and 2009. Also, the interest rate on our line of credit decreased in 2009.

Net Loss/Income. For fiscal year 2009, our net loss was $12,206,652, as compared to net income of $1,553,558 for fiscal year 2008.

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

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our videogames, (ii) working capital and (iii) capital expenditures. Historically, we have met our capital needs through our operating activities, our line of credit and, prior to the acquisition of SouthPeak by us, loans from related parties and our stockholders. Our cash and cash equivalents were $648,311 and $4,095,036 at June 30, 2009 and 2008, respectively.

Line of Credit. We have a line of credit with a financial institution, which comes due on November 30, 2009 and is currently in the process of being renewed, with a maximum outstanding amount of $7.5 million. The line of credit bears interest at prime plus ½%, which was 3.75% at June 30, 2009. Availability under the line of credit is restricted to 65% of our eligible accounts receivable from North American operations. The line of credit is primarily secured by our accounts receivable. The line of credit is further secured by the personal guarantees, and pledge of personal securities and assets, of two of our shareholders and certain of their affiliates. At June 30, 2009, we were in compliance with all of the line of credit’s covenants and requirements.

At June 30, 2009 and 2008, the outstanding line of credit balance was $5,349,953 and $4,851,819, respectively, and the remaining available under the line of credit amounted to $-0- and $148,181, respectively.

Account Receivable. Generally, we have been able to collect our accounts receivable in the ordinary course of business. We do not hold any collateral to secure payment from customers. We are subject to credit risks, particularly if any of our accounts receivable represent a limited number of customers. If we are unable to collect our accounts receivable as they become due, it could adversely affect our liquidity and working capital position.

At June 30, 2009 and 2008, amounts due from our three largest customers comprised approximately 52% and 56% of our gross accounts receivable balance, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer’s credit worthiness and economic conditions that may impact our customers’ business and access to capital. We are monitoring the current turmoil in the economy, the global contraction of current credit and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

Our accounts payable for the fiscal years ended June 30, 2009 and 2008 increased $5,427,913, or 38%, to $19,686,168.  This increase was mainly attributable to liabilities incurred by Gamecock prior to the Gamecock Acquisition, along with expenses incurred to support the release of new videogames for the quarter ended September 30, 2009.  Our accrued expenses for the fiscal years ended June 30, 2009 and 2008 increased $962,185, or 66%, to $2,419,100.  This increase was primarily attributed to marketing expenses for videogames to be shipped in subsequent periods and marketing investments made to develop "My Baby" brand awareness which will benefit us in future periods as we ship product sequels.  Several of our fiscal year-end accounts payable associated with pre-acquisition obligations of Gamecock have been settled at substantial discounts.  Other Gamecock payables along with SouthPeak related obligations are subject to adjustments, which we anticipate will materially reduce our accounts payable balance.  The revenue generated from new videogame releases in the first quarter of our 2010 fiscal year along with the anticipated revenue generated in the second quarter should enable us to further reduce our accounts payable and accrued expense balances.

Preferred Stock. During the fourth quarter of fiscal year 2008 and the first half of fiscal year 2009, we sold 14,563,833 shares of preferred stock valued at $14,563,833, which provided additional liquidity to fund our continued growth through investment in videogame development.

Although there can be no assurance, we believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our line of credit, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months. In addition, if we were unable to fully fund our cash requirements through current cash and cash equivalents and projected cash flow from operations, we would need to obtain additional financing through a combination of equity and debt financings. If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing, particularly in light of the general economic downturn.

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

For fiscal years 2009 and 2008, we had net cash used in operating activities of $3,251,878 and $6,163,950, respectively. In addition to the $12,206,652 net loss for the year ended June 30, 2009, other factors that led to our negative cash flow from operations payments related to royalty advances, and the pay-off of certain liabilities which Gamecock incurred prior to the Gamecock acquisition.

Cash used in investing activities for fiscal years 2009 and 2008 was $1,853,431 and $708,290, respectively. The cash used in investing activities for both years was related to the purchase of office and computer equipment and the Gamecock Acquisition.

During fiscal year 2009, financing activities resulted in net cash provided of $1,869,864 and during fiscal year 2008, financing activities resulted in net cash provided of $10,511,909.

As our gross profit margins increase, our operating cash flows are expected to contribute more towards our capital needs in the future. The Gamecock acquisition caused a short-term strain on our cash flows, as we needed to fund the payment of certain liabilities Gamecock incurred prior to the Gamecock acquisition. This short-term strain on cash flows limited our ability to fund additional production of a successful videogame. As a result, our Chairman, Terry Phillips, advanced $307,440 to us in order to fund the production of additional cartridges for a particular videogame. The advance was unsecured, payable on demand and non-interest bearing.  At June 30, 2009, the amount due was $232,440.  Subsequent to June 30, 2009, the amount was repaid.

International Operations. Net revenue earned outside of North America is principally generated by our operations in Europe, Australia and Asia. For fiscal years 2009 and 2008, approximately 11% and 14%, respectively, of our net revenue was earned outside of the US. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Interest Rate Risk. Our line of credit bears interest at prime plus ½%, which was 3.75% at June 30, 2009. We have two mortgages for facilities in Grapevine, Texas, which bear interest at prime plus 1.0% (5.5% at June 30, 2009) and prime minus ¼% (7.5% at June 30, 2009), respectively. Historically, fluctuations in interest rates have not had a significant impact on our operating results, however, changes in market rates may impact our future interest expense.

Foreign Currency Risk. We transact business in various foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound and the Euro, which results in the recognition of foreign currency transaction gains or losses. We monitor the volatility of the British Pound, the Euro and all other applicable currencies frequently throughout the year. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks if we determine that such hedging activities are appropriate to reduce risk. We realized foreign currency transaction gains (losses) of ($45,676) and ($237,699) in fiscal years 2009 and 2008, respectively.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related notes required by this item are set forth as a separate section of this report. See Part IV, Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Restatement of Previously Issued Financial Statements

In connection with the filing of our Form 10-Q/A with the SEC on September 11, 2009, during the first fiscal quarter of 2010, management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that reevaluation, the Chief Executive Officer, who is also serving as our interim Chief Financial Officer, and in consultation with our Chairman, concluded that the our disclosure controls and procedures were not effective as of March 31, 2009 as a result of the following material weaknesses in our internal control over financial reporting.

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

•
There were material operational deficiencies in our controls over related party transactions which resulted in a more than remote likelihood that a material misstatement or lack of disclosure in our interim financial statements would not be prevented or detected.  Management determined that established controls over related party transactions were not consistently applied to all related party transactions. This inconsistent application led to breakdowns in communication between management and our accounting department and resulted in an increased likelihood that the accounting department would not detect a significant transaction affecting us which would lead to a material adjustment to our books and records or a material change to the disclosure in the footnotes to our interim financial statements. This material weakness resulted in adjustments to inventories, due to shareholders, and product costs in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2009.

•
There were material internal control and operational deficiencies related to the maintenance of our accruals and related expense accounts.  These items resulted in more than a remote likelihood that a material misstatement or lack of disclosure within our interim financial statements would not be prevented or detected.  Specifically, effective controls were not designed and in place to ensure the completeness, accuracy and timeliness of the recording of accruals for services provided and not billed at period end. This increased the likelihood that our accruals would be materially understated.  This material weakness resulted in adjustments to accounts payable, accrued royalties, accrued expenses and other current liabilities, product costs, royalties, sales and marketing and general and administrative expenses in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2009.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our interim Chief Financial Officer, and in consultation with our Chairman and our interim Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, to ensure that the information required to be disclosed by us in this annual report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-K and that such information required to be disclosed was accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based upon this reevaluation, our Chief Executive Officer, who is also serving as our interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2009 as a result of the previously identified material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer, who is also serving as our interim Chief Financial Officer, and in consultation with our Chairman and our interim Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework”, our management concluded that our internal control over financial reporting was not effective as of June 30, 2009 as a result of the previously identified material weaknesses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Remediation Steps to Address Material Weakness

Beginning in the first fiscal quarter of 2010, we began the process of remediating the material weaknesses described above and enhancing our internal control over financial reporting.  In connection with our remediation process, we have taken the following remediation measures:

•	we have hired an interim Chief Accounting Officer with the requisite experience in internal accounting in the videogame industry and made other related personnel changes;

•	we have provided training to our management and accounting personnel regarding established controls and procedures for related party transactions; and

•
we have enhanced our computer software and internal procedures related to information technology in order to migrate from spreadsheet applications into automated functions within the accounting system.

Additionally, in connection with our remediation process we are implementing the following remediation measures:

•	we are developing additional training for our accounting personnel and reallocating duties of certain accounting personnel;

•	we are enhancing procedures and documentation supporting our accruals; and

•	we are incorporating more robust management review of our general and administrative expense accruals.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers, key employees and directors and their respective ages and positions as of September 30, 2009 are as follows:

Name	Age	Position

Terry Phillips*	51	Chairman
Melanie Mroz *	46	President, Chief Executive Officer, Interim Chief Financial Officer and Director
Reba L. McDermott*	43	Interim Chief Accounting Officer
David Buckel	47	Director
Louis M. Jannetty	56	Director
Paul Eibeler	54	Director

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

Melanie Mroz has served as our president, chief executive officer and director since May 2008. In August, 2009, Ms. Mroz assumed the duties of our interim chief financial officer.  Ms. Mroz was a member of SouthPeak from 2000 until May 2008. In 2005, she assumed responsibility for SouthPeak’s day-to-day operations.  In 1996, Ms. Mroz joined Phillips Sales, Inc., one of the largest manufacturer representative agencies in the videogame industry, to head its representation of Sony Computer Entertainment America and thereafter assumed other management duties. While at Phillips Sales, Inc., Ms. Mroz represented some of the most successful videogame titles in the industry to major retailers, including titles such as “Metal Gear Solid” from Konami America and “Grand Theft Auto” from Take-Two Interactive Software, Inc. From January 1995 to December 1996, Ms. Mroz was the vice president of sales for Digital Pictures, Inc., a private digital imaging, animation, and video products producer. From March 1992 to January 1995, Ms. Mroz was the national sales manager for Sony Imagesoft. Ms. Mroz entered the interactive software industry in 1986 with entertainment and educational software distributor SoftKat, then a division of W.R.Grace & Co. Ms. Mroz began with SoftKat as a buyer in the purchasing department and later became the director of purchasing. Ms. Mroz holds a Bachelor of Science from Winona State University in Minnesota.

Reba McDermott has served as our interim chief accounting officer since August 2009.  Prior to joining the Company, she served as the chief financial officer of OuterNet Management, LP, an Austin, Texas-based data center services company providing network security, software as a service, virtualization, hosted business applications and private cloud architectures, from December 2008 until August 2009.  From June 2007 until November 2008, Ms. McDermott served as the assistant plant controller and the plant controller at the Canton, New York facility of Corning, Inc., a Fortune 500 specialty glass and ceramics manufacturer.  Prior to joining Corning, Inc., from February 2005 until February 2007, Ms. McDermott served as assistant controller and corporate controller for Aspyr Media, Inc., an Austin, Texas-based developer and distributor of video games. From 2000 until 2005, Ms. McDermott served in various capacities, including cost accounting manager and revenue analyst, for Silicon Laboratories, Inc., a semiconductor manufacturer in Austin, Texas.  Ms. McDermott received a Bachelor’s degree in Accounting from Virginia Commonwealth University, a Bachelor’s degree in Marketing Management from the University of Arkansas and a Master of Business Administration from the University of Texas.

David Buckel has served as one of our directors since August 2008. Since March 2009, Mr. Buckel has served as chief financial officer of Ryla, Inc., a call center solutions provider with expertise in customer contact solutions and business process outsourcing. Between January 2008 and February 2009, Mr. Buckel served as a senior executive in operations and finance for Smarterville, Inc., a portfolio company of Sterling Partners, which creates, manufactures, and sells educational products. Prior to that, Mr. Buckel served as vice president and chief financial officer of Internap Network Services Corporation (Nasdaq: INAP), managing the company’s accounting, finance, purchasing, financial planning analysis, investor relations, corporate development and other operating functions. Mr. Buckel was with Internap from July 2003 until December 2007, and led the company through its March 2004 public offering and subsequent leveraged financings. Mr. Buckel was also senior vice president and chief financial officer of Interland Corporation and Applied Theory Corporation, both NASDAQ listed companies, where he managed numerous financial and operational groups. Mr. Buckel also managed and led an IPO for Applied Theory in 1999. Mr. Buckel, a Certified Management Accountant, holds a B.S. degree in Accounting from Canisius College and a M.B.A. degree in Finance and Operations Management from Syracuse University.

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

Paul Eibeler has served as one of our directors since July 2009.  Mr. Eibeler is currently the chairman of the board of directors of both Cokem International, an interactive games distribution company, for which he has served as a director since September 2007, and Viking Productions, a licensed products company in the Caribbean market, for which he has served as a director since January 2007.  Mr. Eibeler served as chief executive officer of Take-Two Interactive Software, Inc., a global publisher, developer and distributor of interactive entertainment software, hardware and accessories, from January 2005 until March 29, 2007 and as president and a director of Take-Two from April 2004 until March 29, 2007.  In addition, Mr. Eibeler served as president of Take-Two from July 2000 until June 2003 and as a director from December 2000 until February 2003.  Prior to that time, Mr. Eibeler was a consultant for Microsoft’s Xbox launch team. From July 2003 to October 2003, Mr. Eibeler was president and chief operating officer of Acclaim Entertainment’s North America Division, a company engaged in publishing video games and, from 1998 to 1999, Mr. Eibeler served as Acclaim North America’s executive vice president and general manager.  Acclaim filed a petition under Chapter 7 of the federal Bankruptcy Code in September 2004. Mr. Eibeler received a B.A. from Loyola College.

Information Relating to Corporate Governance and the Board of Directors

Our bylaws authorize our board of directors to appoint among its members one or more committees, each consisting of one or more directors. Our board of directors has established two standing committees: an Audit Committee and a Compensation Committee.

Our Board of Directors has adopted charters for the Audit and Compensation Committees describing the authority and responsibilities delegated to each committee by the board of directors. Our board of directors has also adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics and a Whistleblower Policy. We post on our website, at www.southpeakgames.com, the charters of our Audit and Compensation Committees and our Code of Business Conduct and Ethics. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at the address of our executive offices set forth in this report. We intend to disclose any amendments to or waivers of a provision of our Code of Business Conduct and Ethics made with respect to our directors or executive officers on our website.

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

Process for Selecting Nominees to the Board of Directors

The board of directors has no standing nominating committee. It is the board of directors’ view, given its relatively small size and independent directors, that it is sufficient to select or recommend director nominees itself. Each director has the opportunity to suggest any nominee and such suggestions are comprehensively reviewed by the independent directors. The board of directors does not have a charter for our nominating process. However, the qualities and skills sought in prospective members of the board of directors generally require that director candidates be qualified individuals who, if added to the board of directors, would provide the mix of director characteristics, experience, perspectives and skills appropriate for us. In accordance with the Corporate Governance Guidelines adopted by the board of directors, criteria for selection of candidates include, but are not limited to:

•	diversity, age, background, skills and experience deemed appropriate by the independent directors in their discretion;

•	possession of personal qualities, characteristics and accomplishments deemed appropriate by the independent directors in their discretion;

•	knowledge and contacts in the communities and industries in which we conduct business;

•	ability and willingness to devote sufficient time to serve on the board of directors and its committees;

•	knowledge and expertise in various activities deemed appropriate by the independent directors in their discretion; and

•	fit of the individual’s skills, experience and personality with those of other directors in maintaining an effective, collegial and responsive board of directors.

Such persons should not have commitments that would conflict with the time commitments of a director of the Company.

The board of directors does not have a specific policy for consideration of nominees recommended by security holders due in part to the relatively small size of the board of directors and the lack of turnover in board of directors’ membership to date. However, security holders can recommend a prospective nominee for the board of directors by writing to our corporate secretary at our corporate headquarters and providing the information required by our bylaws, along with any additional supporting materials the security holder considers appropriate. There have been no recommended nominees from security holders for election at the Annual Meeting. We do not pay fees to third parties for evaluating or identifying potential nominees.

Board and Committee Meetings

Our board of directors held a total of four meetings during the fiscal year ended June 30, 2009, in addition to taking action by unanimous written consent on four occasions. The Audit and Compensation Committees of our board of directors held four meetings during the fiscal year ended June 30, 2009. During the fiscal year ended June 30, 2009, no director attended fewer than 75% of the aggregate of the total number of meetings of our board of directors.

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

Based solely on review of this information, we believe that, during the 2009 fiscal year, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except for (i) a Form 4 for Mr. Louis Jannetty to report the acquisition of options that occurred on July 1, 2008 that was reported on July 22, 2009, (ii) a Form 4 for Ms. Melanie Mroz to report the gift of her shares that occurred on March 24, 2009 that was reported on April 2, 2009, (iii) a Form 4 for Mr. Terry Phillips to report the disposition of shares that occurred on January 9, 2009 that was reported on January 14, 2009, and (iv) a Form 4 for Ms. Melanie Mroz to report the gift of her shares that occurred on October 15, 2008 that was reported on December 12, 2008.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis contains a discussion of the material elements of compensation awarded to, earned by or paid to (i) each person who served as our chief executive officer, (ii) each person who served as our chief financial officer, and (iii) our chairman for the fiscal years ended June 30, 2009 and 2008.  We have prepared the Compensation Discussion and Analysis to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of Terry Phillips, our chairman, Melanie Mroz, our president and chief executive officer, and Andrea Jones, our chief financial officer and treasurer.  These three individuals are referred to as our “named executive officers.”

Executive Compensation Program Objectives and Overview

Objectives.  We operate in a highly competitive and challenging environment. To attract, retain, and motivate qualified executive officers, we aim to establish wages and salaries that are competitive with those of executives employed by similar firms.  Another objective of our compensation policies is to motivate employees by aligning their interests with those of our stockholders through equity incentives, thereby giving them a stake in our growth and prosperity and encouraging the continuance of their services with us or our subsidiaries. Given our relative size, we have determined to take a simple approach to compensating our named executive officers and to avoid other forms of compensation, such as awards under non-equity incentive plans, non-qualified defined benefit plans and pension plans.

Our compensation program is designed to reward performance, both individual performance and the performance of the company as a whole.  While base salaries for our executives should reflect the marketplace for similar positions, a significant portion of their compensation is earned based on our financial performance and the financial performance of each executive’s area of responsibility.  We strongly believe in measurement of quantifiable results and this emanates from our belief that sustained strong financial performance is an effective means of enhancing long-term stockholder value.

Compensation Program Administration and Policies.  The Compensation Committee, which is comprised exclusively of independent directors, has general responsibility for executive compensation and benefits, including incentive compensation and equity-based plans. Specific salary and bonus levels, as well as the amount and timing of equity grants, are determined on a case-by-case basis and reflect our overall compensation objectives. The Compensation Committee also serves as the administrator of our 2008 Equity Incentive Compensation Plan, and is the entity authorized to grant equity awards under that plan. Finally, the Compensation Committee is responsible for the determination of the extent to which each executive may be entitled to any bonus payments based upon individual and/or Company performance, as contemplated by the terms of such executive’s employment agreement.

Pay Elements.  We provide the following pay elements to our executive officers in varying combinations to accomplish our compensation objectives:

•	Base salary;

•	Annual incentives in the form of cash bonuses;

•	Equity-based compensation (stock options and restricted stock grants) pursuant to our 2008 Equity Incentive Compensation Plan; and

•	Certain modest executive perquisites and benefits.

We fix each executive’s base salary at a level we believe enables us to hire and retain individuals in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We utilize cash bonuses to reward performance achievements within the past fiscal year, and similarly, we utilize equity-based compensation under our 2008 Equity Incentive Compensation Plan to provide additional long-term rewards for short-term performance achievements, which we believe encourages similar performance over a longer term.

Each compensation element and its purpose are further described below.

Base Salary.  Base salary is intended to compensate the executive for the basic market value of the position and the responsibilities of that position relative to other positions in the Company. The base salary for each of our executives is initially established through negotiation at the time of hire, based on such factors as the duties and responsibilities of the position, the individual executive’s experience and qualifications, the executive’s prior salary and competitive salary information. Generally, the Chairman will recommend annual base salary (and changes thereto) with respect to the other executives to the Compensation Committee. The Compensation Committee will determine the Chairman’s base salary by reference to the same criteria.

We annually review our base salaries, and may adjust them from time to time based on market trends. We also review the applicable executive’s responsibilities, performance and experience. We do not provide formulaic base salary increases to our executives. If necessary, we will realign base salaries with market levels for the same positions in companies of similar size to us represented in compensation data we review, if we identify significant market changes in our data analysis. Additionally, we intend to adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.

In September 2009, the Compensation Committee recommended for approval by the full board of directors base salaries for our executive officers. It was noted that Mr. Phillips and Ms. Mroz have agreed to accept below-market base salaries until the performance of the Company can support an increase.  The board of directors established the 2010 base salaries for Mr. Phillips and Ms. Mroz at $100,000 and $150,000, respectively.

Annual Incentives (Cash Bonuses).  We provide a cash bonus opportunity to all of our executive officers. We pay bonuses for the previous fiscal year generally during the month following the filing of our audited financials with the SEC. Generally, bonuses are payable to the extent provided in the employment agreements negotiated with individual executives as approved by the Compensation Committee. Those employment agreements that provide for the payment of cash bonuses contemplate that they are based upon an evaluation of both our performance and the performance of the individual executive and/or at the sole discretion of the board of directors. Individual performance is measured based on the achievement of quantifiable performance objectives established by the Compensation Committee at the beginning of our fiscal year. We believe linking cash bonuses to both Company and individual performance will motivate executives to focus on our annual revenue growth, profitability, cash flow and liquidity, which we believe should improve long-term stockholder value over time.

Equity-Based Compensation.  Our Compensation Committee believes that granting shares of restricted stock and/or stock options on an annual basis to existing executives provides an important incentive to retain executives and rewards them for our short-term performance while also creating long-term incentives to sustain that performance. Generally, grants of restricted stock vest in one year and grants of stock options vest over three years and no shares or options vest before the first day of the succeeding fiscal year (the fiscal year following the fiscal year in which the options were actually granted).

Executive Perquisites and Benefits.  Our philosophy is to provide executives with limited perquisites. The value of the perquisites (if any) and benefits provided to our named executive officers is set forth in the Summary Compensation Table below, and their aggregate cost for all of our executives in the fiscal year ended June 30, 2009 was $19,803.

Severance and Other Benefits upon Termination of Employment

The employment agreements with Terry Phillips, our chairman, and Melanie Mroz, our president and chief executive officer, contain certain terms and conditions relating to payments and continuation of health benefits in the event of the severance of their employment with us. The specific terms and conditions relating to severance payments for Mr. Phillips and Ms. Mroz are summarized below and graphically displayed in the section entitled “Potential Payments Upon Termination.” There are no provisions with respect to severance payments in any other employment agreement for our named executive officers. We are not and were not a party to any other change in control agreements or other severance arrangements.

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

Compensation Committee Report on Executive Compensation

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of Louis M. Jannetty and David Buckel, two of the non-employee directors named at the end of this report, each of whom is independent as defined by Nasdaq Marketplace Rules.

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

Summary Compensation Table

The following table sets forth, for the fiscal years ended June 30, 2009 and 2008, compensation information for: (i) each person who served as our chief executive officer at any time during the periods covered, (ii) each person who served as our chief financial officer at any time during the periods covered; and (iii) our chairman.

Name	Year	Salary		Stock Awards (1)	Option Awards (1)	All Other Compensation		Total

Terry Phillips,	2009	$100,000		-	-	$8,909	(5)	$108,909
Chairman (2)(3)	2008	$50,000	(4)	-	-	$9,904	(6)	$59,904

Melanie Mroz,	2009	$150,000		-	-	$8,249	(9)	$158,249
President, Chief Executive Officer and	2008	$75,000	(8)	-	-	$6,928	(10)	$81,928
Director (2)(7)
Andrea Gail Jones,	2009	$105,000		$12,650	$60,000	$3,749	(12)	$181,399
Chief Financial Officer and Treasurer (2)(11)	2008	$105,000		-	-	$42,562	(13)	$147,562

Rahul Prekash,	2009	-		-	-	-		-
Former Chairman and Chief Executive Officer (14)	2008	-		-	-	-		-

Avinash Vashistha	2009	-		-	-	-		-
Former Chief Financial Officer, Executive Vice	2008	-		-	-	-		-
President and Director (15)
Abhishek Jain,	2009	-		-	-	-		-
Former Chairman, Chief Executive Officer,	2008	-		-	-	-		-
President, Secretary and Director (16)

(1)
Amounts reported represent the compensation cost recognized by us for financial statement reporting purposes in accordance with SFAS No. 123R utilizing the assumptions discussed in Note 16 to our condensed consolidated financial statements.

(2)	Includes compensation paid by SouthPeak Interactive, L.L.C. prior to the Acquisition on May 12, 2008.

(3)	Prior to May 12, 2008, Mr. Phillips served as the managing member of SouthPeak Interactive, L.L.C. Mr. Phillips began as our Chairman on May 12, 2008.

(4)	Amount reported includes $37,500 in distributions paid by SouthPeak Interactive, L.L.C. to Mr. Phillips as member distributions between January and May 2008.

(5)
Amount includes $3,381 for the employee portion of health, dental and long-term care insurance premiums paid by us on the individual’s behalf, $4,000 for a car allowance through May 2009, $1,160 for the use of a Company car beginning in June 2009, and $368 for life and accidental death insurance premium paid by us on the individual’s behalf.

(6)
Amount includes $9,854 for the employee portion of health, dental and long-term care insurance premiums paid by us on the individual’s behalf, and $50 for life and accidental death insurance premium paid by us on the individual’s behalf.

(7)
Prior to May 12, 2008, Ms. Mroz served as Chief Executive Officer of SouthPeak Interactive, L.L.C. Ms. Mroz began as our President, Chief Executive Officer and Director on May 12, 2008.  On August 14, 2009, Ms. Mroz was appointed as our interim Chief Financial Officer.

(8)	Amount includes $56,250 in distributions paid by SouthPeak Interactive, L.L.C. to Ms. Mroz as member distributions between January and May 2008.

(9)
Amount includes $3,381 for the employee portion of health, dental and long-term care insurance premiums paid by us on the individual’s behalf, $4,500 for a car allowance, and $368 for life and accidental death insurance premium paid by us on the individual’s behalf.

(10)	Amount represents the employee portion of health and dental insurance premiums paid by us on the individual’s behalf.

(11)
Prior to May 12, 2008, Ms. Jones served as the Chief Financial Officer of SouthPeak Interactive, L.L.C.  Ms. Jones began as our Chief Financial Officer and Treasurer on May 12, 2008. On August 14, 2009, Ms. Jones was terminated as our Chief Financial Officer and Treasurer.

(12)
Amount includes $3,381 for the employee portion of health, dental and long-term care insurance premiums paid by us on the individual’s behalf and $368 for life and accidental death insurance premium paid by us on the individual’s behalf.

(13)
Amount includes $31,855 of additional compensation paid for work related to the preparation of financial reports and securities filings and $10,707 for the employee portion of health insurance premiums paid by us on the individual’s behalf.

(14)
Mr. Prekash served as our Chairman and Chief Executive Officer from our formation until April 28, 2008, but received no compensation from us in connection with his service as an executive or Chairman. Mr. Prekash resigned as our Chairman and Chief Executive Officer effective April 28, 2008.

(15)
Mr. Vashistha served as our Chief Financial Officer, Executive Vice President and Director from our formation until April 28, 2008, but received no compensation from us in connection with his service as an executive or Director. Mr. Vashistha resigned as our Chairman and Chief Executive Officer effective May 12, 2008.

(16)
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

Grants of Plan-Based Awards

The following table sets forth, for the fiscal year ended June 30, 2009, certain information regarding restricted stock and stock option awards granted to our named executive officers pursuant to our 2008 Equity Incentive Compensation Plan:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock	All Other Stock Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards (1)	Grant Date Fair Value of Stock and Option Awards (2)

Andrea Gail Jones	7/1/2008	5,500(3)
	7/1/2008		40,000(4)	$2.30	$52,800
	12/31/2008		10,000(3)	$1.20	$7,200

(1)	The exercise price of stock options awards is equal to the closing price of our common stock on the day prior to the applicable grant date, as reported on the Over-The-Counter Bulletin Board.

(2)
Amounts reported represent the compensation cost recognized by us for financial statement reporting purposes in accordance with SFAS No. 123R utilizing the assumptions discussed in Note 16 to our condensed consolidated financial statements.

(3)	The restricted stock award vested on July 1, 2009.

(4)	The stock option award vests in three equal annual installments commencing on July 1, 2009. As a result of Ms. Jones’s termination on August 14, 2009, the stock option award was forfeited.

(5)	The stock option award vests in three equal annual installments commencing on January 1, 2010. As a result of Ms. Jones’s termination on August 14, 2009, the stock option award was forfeited.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning outstanding equity awards held by our named executive officers at June 30, 2009:

	Option Awards
	Number of Securities	Number of Securities	Option	Option
	Underlying Unexercised	Underlying Unexercised	Exercise	Expiration
Name	Options — Exercisable	Options — Unexercisable	Price	Date

Andrea Gail Jones	-	40,000(1)	$2.30	7/1/2018
	-	10,000(2)	$1.20	12/31/2018

(1)
The stock option award vests in three equal annual installments commencing on July 1, 2009.  As a result of Ms. Jones’s termination on August 14, 2009, two-thirds of the stock option award was forfeited and the balance must be exercised within 90 days of August 14, 2009.

(2)
The stock option award vests in three equal annual installments commencing on January 1, 2010.  As a result of Ms. Jones’s termination on August 14, 2009, two-thirds of the stock option award was forfeited and the balance must be exercised within 90 days of August 14, 2009.

Option Exercises and Stock Vested

During the fiscal year ended June 30, 2009, no stock options were exercised by our named executive officers and no shares of restricted stock held by our named executive officers vested.

Director Compensation and Other Information

For fiscal year 2010 we will compensate non-employee members of our board of directors through a mixture of cash and equity-based compensation. We will pay each non-employee director an annual retainer consisting of $5,000 cash, 20,000 shares of restricted stock, vesting in one year, and 50,000 options to purchase our common stock, vesting in one year.  The chairperson of our Audit Committee will receive an additional 5,000 shares of restricted stock, vesting in one year.  Paul Eibeler, who joined our board of directors July 28, 2009, will receive an additional 50,000 options to purchase our common stock, vesting in one year, as a an initial bonus for joining our board of directors.  To the extent that a non-employee director serves for less than the full fiscal year, he or she would receive a pro-rated portion of the annual retainer equal to the proportionate amount of the fiscal year for which he or she served as a director. We reimburse our directors for reasonable travel and other expenses incurred in connection with attending meetings of our board of directors. Employees who also serve as directors receive no additional compensation for their services as a director.

The following table sets forth the compensation earned by our non-employee directors in the fiscal year ended June 30, 2009.

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)(3)	Option Awards (2)(4)(5)	Total

David Buckel	$5,000	$10,000	$48,700	$63,700
Louis M. Jannetty	$5,000	$10,000	$88,300	$103,300

(1)	On July 28, 2009, Paul Eibeler was appointed as an additional non-employee members of our board of directors.

(2)
Amounts reported represent the compensation cost recognized by us for financial statement reporting purposes in accordance with SFAS No. 123R utilizing the assumptions discussed in Note 16 to our condensed consolidated financial statements.

(3)	The grant date fair values of the stock awards granted to our non-employee directors during the fiscal year ended June 30, 2009 are as follows:

Name	Total Grant Date Fair Value

David Buckel	$10,000
Louis M. Jannetty	$10,000

(4)	As of June 30, 2009, the number of aggregate shares underlying outstanding option awards held by our non-employee directors is as follows:

Name	Option Awards Outstanding

David Buckel	65,000
Louis M. Jannetty	95,000

(5)	The grant date fair values of option awards granted to our non-employee directors during the fiscal year ended June 30, 2009 are as follows:

Name	Total Grant Date Fair Value

David Buckel	$48,700
Louis M. Jannetty	$88,300

Employment Arrangements with Executive Officers

In May 2008, we entered into employment agreements with Terry Phillips, pursuant to which Mr. Phillips serves as our chairman.  Also in May 2008, we entered into an employment agreement with Melanie Mroz, pursuant to which Ms. Mroz serves as our president and chief executive officer.  The employment agreements have an initial term of three years, and will automatically renew for successive additional one-year periods thereafter unless either we or the executive notifies the other that the term will not be extended. Mr. Phillips and Ms. Mroz receive salaries of $100,000 and $150,000, respectively, per year, and are also eligible to receive bonuses and equity awards that may be granted by our board of directors or its compensation committee.  The employment agreements provide for continuation of salary and benefits for a period of three months upon termination other than for “cause” (as defined in the agreement) and continuation of salary for a period of three months upon termination due to disability.

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

Termination of Employment by the Company other than for “Cause” (1)

Name	Continuation of Salary	Continuation of Health Benefits	Total

Terry Phillips	$25,000	$4,332	$29,332
Melanie Mroz	$37,500	$3,021	$40,521

Termination of Employment due to Disability (2)

Name	Continuation of Salary	Continuation of Health Benefits	Total

Terry Phillips	$25,000	$-	$25,000
Melanie Mroz	$37,500	$-	$37,500

(1)
Under the employment agreements, each executive may be terminated for “cause” if such executive: (i) commits a material breach of (a) his or her obligations or agreements under his or her employment agreement or (b) any of the covenants regarding non-disclosure of confidential information, assignment of intellectual property rights, non-competition and/or non-solicitation applicable to such executive under any stock option agreement or other agreement entered into between the executive and the Company; (ii) willfully neglects or fails to perform his or her material duties or responsibilities to the Company, such that the business or reputation of the Company is (or is threatened to be) materially and adversely affected; (iii) commits an act of embezzlement, theft, fraud or any other act of dishonesty involving the Company or any of its customers; or (iv) is convicted of or pleads guilty or no contest to a felony or other crime that involves moral turpitude.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our common stock as of September 30, 2009, by:

•	each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 44,998,600 shares of common stock outstanding as of September 30, 2009.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of September 30, 2009, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the persons below is c/o SouthPeak Interactive Corporation, 2900 Polo Parkway, Midlothian, Virginia 23113.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
	Owned	Shares

Executive Officers and Directors
Terry Phillips	17,138,660	38.1%
Melanie Mroz	3,246,126	7.2%
Reba McDermott	-	-
David Buckel (1)	35,000	*
Paul Eibeler (2)	20,000	*
Louis M. Jannetty (3)	40,000	*
All executive officers and directors as a group (6 persons)	20,479,786	45.5%
Other 5% Stockholders
Greg Phillips	10,494,900	23.3%
Kathleen Morgan (4)	3,400,000	7.6%
Hummingbird Management, L.L.C. (5)	4,078,499	8.8%
Atlas II, LP (6)	3,866,000	8.3%
Edward S. Gutman (7)	2,390,516	5.2%
FI Investment Group, LLC (8)	3,808,523	7.8%

*	Less than 1%

(1)	Includes 5,000 shares of common stock issuable upon exercise of options. The address of Mr. Buckel is 1065 Admiral Crossing, Alpharetta, Georgia 30005.

(2)	The address of Mr. Eibeler is 41 Frost Creek Drive, Lattingtown, New York 11560.

(3)	Includes 15,000 shares of common stock issuable upon exercise of options. The address of Mr. Jannetty is 10 Cordage Park Circle, Suite 235, Plymouth, Massachusetts 02360.

(4)	The address of Ms. Morgan is 24743 Senda Pajaro, Calabasas, California 91302.

(5)
Includes 1,350,030 shares of common stock issuable upon exercise of Class Y warrants, held by Hummingbird Value Fund, L.P. (“HVF”), Hummingbird Microcap Value Fund, L.P. (“Microcap Fund”), Hummingbird SPAC Partners, L.P. (“SPAC”), Hummingbird Concentrated Fund, L.P. (“Concentrated”) and Tarsier Nanocap Value Fund, L.P. (“Tarsier”, together with HVF, Microcap Fund, SPAC and Concentrated, the “Hummingbird Funds”). As investment manager of the Hummingbird Funds, Hummingbird Management, L.L.C. (“Hummingbird”) may be deemed to have the sole voting and investment authority over the shares of common stock and warrants owned by the Hummingbird Funds. The managing member of Hummingbird is Paul Sonkin. Mr. Sonkin, as the managing member and control person of Hummingbird, may be deemed to have the sole voting and investment authority over the shares of common stock and the warrants beneficially owned by Hummingbird. Hummingbird Capital, LLC (“HC”), as the general partner of each of the Hummingbird Funds, may be deemed to have the sole voting and investment authority over such shares and warrants owned by the Hummingbird Funds. Each of Hummingbird, Mr. Sonkin and HC disclaim any beneficial ownership of the shares of common stock and the warrants owned by the Hummingbird Funds. The business address of Hummingbird Management, L.L.C. is 145 East 57th Street, 8th Floor, New York, New York 10022.

(6)
Includes 1,496,500 shares of common stock issuable upon exercise of Class Y warrants and Class Z warrants. Patty Shanley is the General Partner of Atlas II, L.P. and consequently may be deemed to be the beneficial owner of its holdings by virtue of controlling the voting and dispositive powers of Atlas II, L.P. The business address of Atlas II, L.P. is 11470 Stone Corral Place, Gold River, CA 95670.

(7)
Includes 21,500 shares of common stock issuable upon exercise of Class W warrants, 600,000 shares of common stock issuable upon exercise of Class Y warrants and 506,700 shares of common stock issuable upon exercise of Class Z warrants. The address of Mr. Gutman is 888 7th Avenue, Suite 901, New York, New York 10106

(8)
Includes 3,093,333 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock and 500,000 shares of common stock issuable upon exercise of Class Y warrants. On June 5, 2008, FI Investment Group, LLC acquired 2,093,333 shares of Series A Convertible Preferred Stock upon the conversion of outstanding principal and interest owed by SouthPeak Interactive, L.L.C., a subsidiary of the Company, at a purchase price of $1.00 per share. Frank Islam is the principal of FI Investment Group and, as such, has indirect voting and dispositive power over the shares of Series A Convertible Preferred Stock and the warrants held by FI Investment Group, LLC. The business address of FI Investment Group, LLC is 1600 Tysons Boulevard, Suite 1150, McLean, Virginia 22102.

Equity Compensation Plan Information

The following table sets forth certain information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	Number of Securities	Weighted Average
	to be Issued Upon	Exercise Price of	Number of
	Exercise of Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Remaining Available
Plan Category	and Rights	and Rights	for Future Issuance

Equity compensation plans approved by security holders	1,960,300	1.69	2,924,200
Equity compensation plans not approved by security holders	-	-	-

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations) and the transactions described below, since July 1, 2008 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On January 1, 2008, we entered into a three-year lease for office space for our headquarters in Midlothian, Virginia. The lease is with Phillips Land, L.C., an organization in which Terry Phillips and Greg Phillips each beneficially own 50%. The rent is $9,167 per month. The terms of the lease are comparable to those terms available from non-affiliate sources in that the price per square foot is equal to prevailing rates.

On January 1, 2008, we leased office space in our Grapevine, Texas office to Phillips Sales, Inc., an organization in which Terry Phillips and Greg Phillips collectively own 5%. Terry Phillips is the managing member of Phillips Sales. The lease agreement provides for a term of three years and a rent of $1,303 per month. The terms of the lease are comparable to those terms available to non-affiliate sources in that the price per square foot is equal to prevailing rates.

We have paid sales commissions, upon the sale of products, to Phillips Sales and West Coast Sales, Inc., an organization in which Terry Phillips indirectly owns 37.5%. Terry Phillips is the managing member of West Coast Sales. Such commissions approximated market rates and equaled $705,032 for the fiscal year ended June 30, 2009. The sales commission arrangements are materially and substantially the same as our sales commission arrangements with unrelated parties.

Terry Phillips, our chairman and holder of 5% or more of our capital stock, and Greg Phillips, a holder of 5% or more of our capital stock, provided personal guarantees and have pledged personal assets to collateralize our line of credit and our mortgage note payable on both facilities in Grapevine, Texas.

In February 2009, we received a short-term advance of $307,440 from Terry Phillips, our chairman.  This advance was unsecured and non-interest bearing.  The amount of principal repaid to Mr. Phillips during the year ended June 30, 2009 was $75,000. At June 30, 2009, the amount due to Mr. Phillips was $232,440.  The advance was made on a short-term basis to fund the production of additional cartridges for a particular videogame. The terms of the advance were superior to those terms available from non-affiliate sources in that the advance was non-interest bearing and the outstanding principal amount was not secured by any of our assets.

Procedures for Approval of Related Transactions

Our policy for the review and approval of transactions between us and related persons is set forth in the charter of our Audit Committee. Pursuant to the charter of our Audit Committee, it is the responsibility of our Audit Committee, unless specifically delegated by our board of directors to another committee of the board of directors, to review and approve all transactions or arrangements in which we were or will be a participant in which the amount involved, exceeded, or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. Additionally, it is the responsibility of our Audit Committee, unless specifically delegated by our board of directors to another committee of the board of directors, to review and make recommendations to the board of directors, or approve, any contracts or other transactions with our current or former executive officers, including consulting arrangements, employment agreements, change-in-control agreements, termination arrangements, and loans to employees made or guaranteed by us.

In February 2009, we received a short-term advance of $307,440 from Terry Phillips, our chairman.  The advance was made on a short-term basis to fund the production of additional cartridges for a particular videogame.  Mr. Phillips did not obtain Audit Committee approval prior to making the advance, however, the Audit Committee has subsequently ratified the advance.

Director Independence

Our board of directors has determined, after considering all the relevant facts and circumstances, that each of Messrs. Buckel, Eibeler and Jannetty are independent directors, as “independence” is defined in the Nasdaq Marketplace Rules, because they have no relationship with us that would interfere with their exercise of independent judgment.

Item 14.  Principal Accountant Fees and Services

Reznick Group, P.C., an independent registered public accounting firm, has audited our consolidated financial statements for the fiscal years ended June 30, 2009 and 2008.

The aggregate fees billed to us by Reznick Group, P.C. for the fiscal years ended June 30, 2009 and June 30, 2008 are as follows:

	2009	2008

Audit Fees	$349,546	$155,026
Audit-Related Fees	$–	$–
Total	$349,546	$155,026

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements.

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

All of the services provided by Reznick Group, P.C. described above under the captions “Audit Fees” and “Audit-Related Fees” were pre-approved by our Audit Committee.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)   Documents filed as part of this report:

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm for the years ended June 30, 2009 and 2008;

Consolidated balance sheets as of June 30, 2009 and 2008;

Consolidated statements of operations for the years ended June 30, 2009 and 2008;

Consolidated statements of cash flows for the years ended June 30, 2009 and 2008;

Consolidated statements of shareholders’ equity for the years ended June 30, 2009 and 2008; and

Notes to consolidated financial statements.

All other financial schedules are not required under the related instructions or are inappropriate and, therefore, have been omitted.

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
Melanie Mroz
President, Chief Executive Officer and Interim Chief Financial Officer
Date: October 13, 2009

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature to this Annual Report on Form 10-K appears below hereby constitutes and appoints each of Terry Phillips and Melanie Mroz as such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, and does hereby grant unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TERRY PHILLIPS	Chairman of the Board	October 13, 2009
Terry Phillips

/s/ MELANIE MROZ	President, Chief Executive Officer, Interim Chief Financial Officer and Director	October 13, 2009
Melanie Mroz	(Principal Executive Officer)

/s/ REBA L. McDERMOTT	Interim Chief Accounting Officer	October 13, 2009
Reba L. McDermott	(Principal Financial and Accounting Officer)

/s/ DAVID BUCKEL	Director	October 13, 2009
David Buckel

/s/ PAUL EIBELER	Director	October 13, 2009
Paul Eibeler

/s/ LOUIS M. JANNETTY	Director	October 13, 2009
Louis M. Jannetty

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SouthPeak Interactive Corporation:

We have audited the accompanying consolidated balance sheets of SouthPeak Interactive Corporation and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed under Liquidity Risk in Note 1 to the consolidated financial statements, the Company faces a material uncertainty in connection with the renewal of its line of credit that may affect the Company’s liquidity.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SouthPeak Interactive Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Vienna, Virginia
October 13, 2009

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2008

Assets

Current assets:
Cash and cash equivalents	$648,311	$4,095,036
Restricted cash	1,245,582	139,104
Accounts receivable, net of allowances of $7,214,984 and $1,108,465 at June 30, 2009 and 2008, respectively	4,872,767	13,665,332
Inventories	4,459,837	6,538,644
Current portion of advances on royalties	8,435,415	3,321,954
Current portion of intellectual property licenses	378,575	133,458
Related party receivables	33,207	48,243
Prepaid expenses and other current assets	672,795	1,281,371

Total current assets	20,746,489	29,223,142

Property and equipment, net	2,754,139	1,669,150
Advances on royalties, net of current portion	1,556,820	1,053,500
Intellectual property licenses, net of current portion	1,950,278	1,311,542
Goodwill	7,490,065	-
Intangible assets, net	43,810	-
Other assets	11,872	22,974

Total assets	$34,553,473	$33,280,308

Liabilities and Shareholders’ Equity

Current liabilities:
Line of credit	$5,349,953	$4,851,819
Current maturities of long-term debt	50,855	24,252
Accounts payable	19,686,168	14,258,255
Accrued royalties	414,696	523,013
Accrued expenses and other current liabilities	2,419,100	1,456,915
Deferred revenues	2,842,640	-
Due to shareholders	232,440	228,998
Due to related parties	125,045	9,900
Accrued expenses - related parties	184,766	5,770
Total current liabilities	31,305,663	21,358,922

Long-term debt, net of current maturities	1,538,956	1,038,140
Total liabilities	32,844,619	22,397,062

Commitments and contingencies	-	-

Shareholders’ equity:

Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2009 and 2008	-	-
Series A convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized; 5,953,833 and 12,984,833 shares issued and outstanding at June 30, 2009 and 2008, respectively; aggregate liquidation preference of $5,953,833	595	1,298
Common stock, $0.0001 par value; 90,000,000 shares authorized; 44,530,100 and 35,920,100 shares issued and outstanding at June 30, 2009 and 2008, respectively	4,453	3,592
Additional paid-in capital	25,210,926	20,825,105
Accumulated deficit	(23,145,800)	(9,796,709)
Accumulated other comprehensive loss	(361,320)	(150,040)

Total shareholders’ equity	1,708,854	10,883,246
Total liabilities and shareholders’ equity	$34,553,473	$33,280,308

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2009	2008

Net revenues	$47,307,960	$40,153,094

Cost of goods sold:
Product costs	24,377,621	22,280,392
Royalties	9,654,810	4,924,967
Write-off of acquired game sequel titles	1,142,000	-
Intellectual property licenses	454,437	-

Total cost of goods sold	35,628,868	27,205,359

Gross profit	11,679,092	12,947,735

Operating expenses:
Warehousing and distribution	1,254,947	468,008
Sales and marketing	11,778,958	4,434,894
Restructuring costs	639,210	-
Transaction costs	64,628	1,579,946
General and administrative	9,748,754	3,650,017

Total operating expenses	23,486,497	10,132,865

(Loss) income from operations	(11,807,405)	2,814,870

Interest expense, net	399,247	1,191,014

(Loss) income before income taxes	(12,206,652)	1,623,856
Income tax expense	-	70,298

Net (loss) income	(12,206,652)	1,553,558

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	1,142,439	8,405,383

Net loss attributable to common shareholders	$(13,349,091)	$(6,851,825)

Basic loss per share:	$(.36)	$(.20)
Diluted loss per share:	$(.36)	$(.20)

Weighted average number of common shares outstanding - Basic	36,978,758	35,125,697
Weighted average number of common shares outstanding - Diluted	36,978,758	35,125,697

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(12,206,652)	$1,553,558
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	378,153	92,668
Allowances for price protection, returns, and defective merchandise	5,510,293	(872,218)
Bad debt expense	596,226	37,057
Stock-based compensation expense	741,618	800,656
Amortization of royalties and intellectual property licenses	10,109,247	4,924,967
Write-off of acquired game sequel titles	1,142,000	-

Changes in operating assets and liabilities:
Accounts receivable	3,176,920	(8,236,494)
Inventories	2,235,552	(5,699,208)
Advances on royalties	(11,845,881)	(7,838,978)
Intellectual property licenses	(1,290,000)	(1,360,000)
Related party receivables	15,036	(48,243)
Prepaid expenses and other current assets	644,945	(1,206,099)
Other assets	11,102	-
Accounts payable	(70,383)	12,290,066
Accrued royalties	(387,345)	(523,492)
Accrued expenses - related parties	178,996	(646,707)
Deferred revenues	(886,460)	-
Accrued expenses and other current liabilities	(1,305,245)	568,517

Total adjustments	8,954,774	(7,717,508)

Net cash used in operating activities	(3,251,878)	(6,163,950)

Cash flows from investing activities:
Purchases of property and equipment	(499,410)	(560,455)
Cash payments to effect acquisition, net of cash acquired	(247,543)	-
Security deposits	-	(8,731)
Increase in restricted cash	(1,106,478)	(139,104)
Net cash used in investing activities	(1,853,431)	(708,290)

Cash flows from financing activities:
Proceeds from line of credit	35,739,346	19,445,500
Repayments of line of credit	(35,241,212)	(19,416,553)
Repayments of long-term debt	(30,681)	(6,058)
Proceeds from long-term debt	-	2,000,000
Net proceeds from (repayments) of amounts due to shareholders	3,442	(277,328)
Net proceeds from (repayments) of amounts due to related parties	115,145	(25,135)
Proceeds from the issuance of Series A convertible preferred stock, net of cash offering costs	1,283,824	9,952,936
Cash acquired in reverse acquisition	-	43,551
Distributions to shareholders	-	(1,205,004)

Net cash provided by financing activities	1,869,864	10,511,909

Effect of exchange rate changes on cash and cash equivalents	(211,280)	(54,898)

Net (decrease) increase in cash and cash equivalents	(3,446,725)	3,584,771
Cash and cash equivalents at beginning of year	4,095,036	510,265

Cash and cash equivalents at end of year	$648,311	$4,095,036

Supplemental cash flow information:
Cash paid during the year for interest	$372,032	$460,556
Cash paid during the year for taxes	$62,888	$11,850

Supplemental disclosure of non-cash activities:
Intellectual property licenses included in accrued expenses and other current liabilities	$50,000	$85,000
Purchase of land and building through the assumption of a mortgage note payable	$500,000	$1,068,450
Purchase of vehicle through the assumption of a note payable	$58,100	$-
Warrants issued in connection with Gamecock acquisition	$1,218,098	$-
Contingent purchase price payment obligations related to Gamecock acquisition	$876,053	$-
Conversion of secured term note payable to Series A convertible preferred stock	$-	$2,000,000
Barter transaction in exchange for inventory	$73,208	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Stock	(Deficit)
Balance, June 30, 2007	-	$-	35,000,000	$3,500	$(3,500)	$(1,716,324)	$175,666	$-	$(1,540,658)
Net income	-	-	-	-	-	1,553,558	-	-	1,553,558
Foreign currency translation adjustment	-	-	-	-	-	-	(325,706)	-	(325,706)
Comprehensive income	-	-	-	-	-	-	-	-	1,227,852

Stock issuance in connection with reverse merger	-	-	920,100	92	(123,630)	-	-	-	(123,538)
Distributions	-	-	-	-	-	(1,434,002)	-	-	(1,434,002)
Capitalization of accumulated losses of limited liability company	-	-	-	-	(205,442)	205,442	-	-	-
Shareholder contribution of shares	-	-	-	-	643,418	-	-	(643,418)	-
Issuance of Series A convertible preferred stock, net of offering costs	12,984,833	1,298	-	-	11,951,638	-	-	-	11,952,936

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	-	-	-	-	8,405,383	(8,405,383)	-	-	-
Compensatory restricted stock and stock options	-	-	-	-	157,238	-	-	643,418	800,656

Balance, June 30, 2008	12,984,833	1,298	35,920,100	3,592	20,825,105	(9,796,709)	(150,040)	-	10,883,246
Net loss	-	-	-	-	-	(12,206,652)	-	-	(12,206,652)
Foreign currency translation adjustment	-	-	-	-	-	-	(211,280)	-	(211,280)
Comprehensive loss	-	-	-	-	-	-	-	-	(12,417,932)

Issuance of Series A convertible preferred stock, net of offering costs	1,579,000	158	-	-	1,283,666	-	-	-	1,283,824
Conversion of preferred stock to common stock	(8,610,000)	(861)	8,610,000	861	-	-	-	-	-
Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	-	-	-	-	1,142,439	(1,142,439)	-	-	-
Compensatory restricted stock and stock options	-	-	-	-	741,618	-	-	-	741,618
Warrants issued in connection with acquisition	-	-	-	-	1,218,098	-	-	-	1,218,098

Balance, June 30, 2009	5,953,833	$595	44,530,100	$4,453	$25,210,926	$(23,145,800)	$(361,320)	$-	$1,708,854

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Operations

Global Services Partners Acquisition Corporation, a Delaware corporation (“Global Services”), was organized on August 10, 2005 as a blank check company whose objective was to acquire an operating business.

On April 25, 2008, Global Services entered into an agreement (the “SouthPeak Acquisition”) with SouthPeak Interactive, L.L.C. (“SouthPeak”). The agreement provided for Global Services to issue 35,000,000 shares of common stock to the members of SouthPeak in exchange for all of the membership interests in SouthPeak.

On May 12, 2008, the stockholders of Global Services voted in favor of the SouthPeak Acquisition. Subsequent to the SouthPeak Acquisition, SouthPeak’s business activities were the activities of Global Services, which changed its name to SouthPeak Interactive Corporation (herein referred to as the “Company”). The prior members of SouthPeak own a majority of the equity of the Company and are responsible for carrying out its business plan.  The transaction has been treated as a reverse acquisition and a capital transaction, equivalent to the issuance of stock by SouthPeak for the Company’s net assets, and accordingly, the historical financial statements prior to May 12, 2008 are those of SouthPeak. The Company has retroactively presented the reverse acquisition as if it occurred on July 1, 2005. All shares and per share data prior to the SouthPeak Acquisition have been restated to reflect the stock issuance and the effect of closing of the SouthPeak Acquisition. Accordingly, the June 30, 2007 consolidated statement of shareholders’ equity has been adjusted to reflect the effect of the aforementioned reverse acquisition.

At the closing of the SouthPeak Acquisition, the President of SouthPeak, entered into an employment agreement to serve as the Company’s Chairman, and the Chief Executive Officer of SouthPeak, entered into an employment agreement to serve as the Company’s President and Chief Executive Officer.

Risks and Uncertainties

Liquidity Risk

For the fiscal year ended June 30, 2009 the Company incurred a significant loss.  In order to meet its working capital needs during the past fiscal year as well as currently, the Company has been, and is, dependent on its line of credit with SunTrust Banks, Inc. (“SunTrust”).  This line of credit is scheduled to expire on November 30, 2009.  The line of credit has been in place since 2005 and has been extended every year thereafter. Management is currently in discussions with SunTrust to renew the line of credit.  While management believes the line of credit will be renewed, there are no assurances that the line of credit will be renewed or renewed at terms that are acceptable to the Company.  In the event the line of credit is not renewed, management, plans to pursue other financing sources which, based upon the quality of the Company’s receivables, management believes will be available to the Company.  The Company’s largest shareholder who serves as the Company’s chairman, has committed to fund operating cash shortfalls in the absence of another source of financing.   In addition, independent of the risks associated with the non-renewal of the Sun Trust line, the Company has engaged an investment bank for the purpose of potentially raising capital to fund its growth most likely through the sale of equity securities during its fiscal year ended June 30, 2010.  However, such capital, if needed and available may not have terms favorable to the Company or its current shareholders.

The Company’s business model allows it to scale certain of its costs in reference to its available capital and market conditions including funding new game development costs as well as certain operating expenses such as sales and marketing costs.  Irrespective of having a credit facility or other funding in place, management closely monitors the retail/consumer landscape, especially for upcoming holiday seasons, and reevaluates its sales and revenue forecasts in order to scale its expenses and game development costs to the Company’s performance and its available capital.  Based on the Company’s projected operating plan, the Company believes that it has access to adequate financial resources to fund its operations for at least the next twelve months.

Business

The Company is an independent developer and publisher of interactive entertainment software.  The Company develops, markets and publishes videogames for all leading gaming and entertainment hardware platforms, including home videogame consoles such as Microsoft Xbox 360, Nintendo Wii, Sony PlayStation 3 and Sony PlayStation 2; handheld platforms such as Nintendo DS, Nintendo DSi, Sony PSP, Sony PSPgo and Apple iPhone; and personal computers.  The Company’s titles span a wide range of categories and target a variety of consumer demographics, ranging from casual players to hardcore gaming enthusiasts.

The Company maintains its operations in the United States and the United Kingdom. The Company sells its games to retailers and distributors in North America and United Kingdom, and primarily to distributors in the rest of Europe, Australia, Asia and Japan.

Gamecock Acquisition

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

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

Principles of Consolidation

The consolidated financial statements include the accounts of SouthPeak Interactive Corporation, and its wholly-owned subsidiaries SouthPeak Interactive, L.L.C., SouthPeak Interactive, Ltd., Vid Sub, LLC, Gone Off Deep, L.L.C. and Gamecock Media Europe Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of advances on royalties, intellectual property licenses and intangibles, valuation of inventories, realization of deferred income taxes, the adequacy of allowances for sales returns, price protection and doubtful accounts, accrued liabilities, the valuation of stock-based transactions and assumptions used in the Company’s goodwill impairment test.  These estimates generally involve complex issues and require the Company to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates.

Concentrations of Credit Risk, Major Customers and Major Vendors

The financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash balances with financial institutions and accounts receivable. At various times during the years ended June 30, 2009 and 2008, the Company had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at a financial institution in the United States; and in excess of the Financial Services Compensation Scheme (“FSCS”) limit at a financial institution in the UK.

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

The Company has two customers, Wal-Mart and GameStop, that accounted for 18% and 16%, respectively, of consolidated gross revenues for the year ended June 30, 2009.  Navarre Corporation, GameStop, and Wal-Mart accounted for 20%, 17% and 15%, respectively, of consolidated gross accounts receivable at June 30, 2009.  For year ended June 30, 2008, Wal-Mart and SVG Distribution accounted for 12% and 11%, respectively, of consolidated gross revenues.  SVG Distribution, Solutions 2 Go, and Wal-Mart accounted for 22%, 21% and 13%, respectively, of consolidated gross accounts receivable at June 30, 2008.

The Company publishes video games for the proprietary console and hand-held platforms created by Microsoft, Sony and Nintendo, pursuant to the licenses they have granted to the Company. Should the Company’s licenses with any of such three platform developers not be renewed by the developer, it would cause a disruption in the Company’s operations. The Company expects that such contracts will be renewed in the normal course of business.

Amounts incurred related to these three vendors as of and for the years ended June 30, 2009 and 2008 are as follows:

	Cost of Goods Sold — Products For the years ended		Accounts Payable As of June 30,
	2009	2008	2009	2008

Microsoft	$1,895,357	$3,082,383	$142,329	$-
Nintendo	$2,169,093	$302,864	$-	$-
Sony	$675,005	$1,068,583	$12,493	$-

In addition, the Company has purchased a significant amount of video games for resale for such platforms from a single supplier. Such purchases amounted to $4,191,109 and $14,887,910 in "cost of goods sold - product costs" for the years ended June 30, 2009 and 2008, respectively. Amounts included in accounts payable for this vendor at June 30, 2009 and 2008 totaled $8,652,019 and $14,390,008, respectively.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

Fair Values of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair values principally because of the short-term nature of these items.  The fair value of the Company's long-term obligations, the majority of which are carried at a variable rate of interest, are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company's fair value of long-term obligations was not significantly different than the carrying values at June 30, 2009 and 2008.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

Restricted Cash

Restricted cash relates to deposits held as cash collateral for the line of credit and funds held in escrow pending resolution of an outstanding litigation matter.

At June 30, 2009 and 2008, restricted cash consisted of the following:

	2009	2008
Cash collateral for the line of credit (See Note 6)	$742,199	$139,104
Funds held in escrow pending resolution of litigation (See Note 18), of which $265,919 is included as a liability at June 30, 2009	503,383	-
Total	$1,245,582	$139,104

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

Management must estimate the amount of potential future product returns and price protection related to current period revenues utilizing industry and historical Company experience, information regarding inventory levels, and the demand and acceptance of the Company’s games by end consumers. The following factors are used to estimate the amount of future returns and price protection for a particular game: historical performance of games in similar genres; historical performance of the hardware platform; sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; the game’s recent sell-through history (if available); marketing trade programs; and competing games. Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period. Based upon historical experience, management believes the estimates are reasonable. However, actual returns and price protection could vary materially from management’s allowance estimates due to a number of unpredictable reasons including, among others, a lack of consumer acceptance of a game, the release in the same period of a similarly themed game by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of the Company’s revenues for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection.

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

At June 30, 2009 and 2008, accounts receivable allowances consisted of the following:

	2009	2008
Sales returns	$1,294,082	$155,652
Price protection	4,998,622	823,085
Doubtful accounts	874,645	22,169
Defective items	47,635	107,559

Total allowances	$7,214,984	$1,108,465

Inventories

Inventories are stated at the lower of average cost or market. Management regularly reviews inventory quantities on hand and in the retail channel and records a provision for excess or obsolete inventory based on the future expected demand for the Company’s games. Significant changes in demand for the Company’s games would impact management’s estimates in establishing the inventory provision.  Inventory costs include licensing fees paid to platform proprietors. These licensing fees include the cost to manufacture the game cartridges. These licensing fees included in “cost of goods sold - product costs” amounted to $4,739,455 and $4,453,831, for the years ended June 30, 2009 and 2008, respectively. Licensing fees included in inventory at June 30, 2009 and 2008 totaled $920,747 and $200,789, respectively.

Advances on Royalties

The Company utilizes independent software developers to develop its games in exchange for payments to the developers based upon certain contract milestones. The Company enters into contracts with the developers once the game design has been approved by the platform proprietors and is technologically feasible.  Accordingly, the Company capitalizes such payments to the developers during development of the games. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owed to the developer from future sales of the game. Any pre-release milestone payments that are not prepayments against future royalties are expensed to “cost of goods sold - royalties” in the period when the game is released. Capitalized royalty costs for those games that are cancelled or abandoned are charged to “cost of goods sold - royalties” in the period of cancellation.  Capitalized costs for games that are cancelled or abandoned prior to product release are charged to “cost of goods sold - royalties” in the period of cancellation. The costs were $202,562 and $3,000 for the years ended June 30, 2009 and 2008, respectively.

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

Beginning upon the related game’s release, capitalized intellectual property license costs are amortized to “cost of sales - intellectual property licenses” based on the greater of (1) the ratio of current revenues for the specific game to total projected revenues for all games in which the licensed property will be utilized or (2) the straight-line amortization method over the estimated useful lives of the licenses. As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.

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

Internal-use Software

The Company capitalizes direct costs of materials and services used in the development of internal-use software.  Amounts capitalized are amortized on a straight-line basis over a period of three to five years and are reported as a component of computer equipment and software within property and equipment, net.  Unamortized computer software costs as of June 30, 2009 and 2008 are $74,617 and $64,938, respectively.  Amortization expense of computer software costs are $34,330 and $20,556 for the years ended June 30, 2009 and 2008, respectively.

Goodwill and Intangible Assets

Goodwill is the excess of purchase price paid over identified intangible and tangible net assets of Gamecock. Intangible assets consist of acquired game sequel titles, distribution and non-compete agreements. Certain intangible assets acquired in a business combination are recognized as assets apart from goodwill. Identified intangibles other than goodwill are generally amortized using the straight-line method over the period of expected benefit ranging from one to three years, except for acquired game sequel titles, which is a usage-based intangible asset that is amortized using the shorter of the useful life or expected revenue stream. During the year ended June 30, 2009, the Company incurred an impairment charge of $1,142,000 related to the write-off of acquired game sequel titles due to the underperformance of the acquired titles.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

Assessment of Impairment of Assets

Current accounting standards require that the Company assess the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate the remaining value of the assets recorded on its consolidated balance sheets is potentially impaired. In order to determine if a potential impairment has occurred, management must make various assumptions about the estimated fair value of the asset by evaluating future business prospects and estimated cash flows. For some assets, the Company’s estimated fair value is dependent upon predicting which of its products will be successful. This success is dependent upon several factors, which are beyond the Company’s control, such as which operating platforms will be successful in the marketplace, market acceptance of the Company’s products and competing products. Also, the Company’s revenues and earnings are dependent on the Company’s ability to meet its product release schedules.

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

To determine the fair values of the reporting units used in the first step, the Company uses a combination of the market approach, which utilizes comparable companies’ data and/or the income approach, or discounted cash flows. Each step requires management to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on the Company’s weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. The Company’s estimates for market growth, its market share, and costs are based on historical data, various internal estimates, and certain external sources, and are based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying business. The Company’s business consists of publishing and distribution of interactive entertainment software and content using both established and emerging intellectual properties, and its forecasts for emerging intellectual properties are based upon internal estimates and external sources rather than historical information and have an inherently higher risk of accuracy. If future forecasts are revised, they may indicate or require future impairment charges. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

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

Convertible Preferred Stock with Detachable Warrants and Beneficial Conversion Feature

The Company has accounted for the issuance of detachable stock purchase warrants in accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” whereby the Company separately measured the fair value of the convertible preferred stock and the detachable warrants and allocated the total proceeds on a relative fair value basis to each.

In accordance with the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company allocated a portion of the proceeds received to the embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible preferred stock and the fair value of the underlying common stock on the date the convertible preferred stock was issued. Since the convertible preferred stock also had detachable stock purchase warrants, the Company first allocated the proceeds to the stock purchase warrants and the convertible preferred stock and then allocates the resulting convertible preferred stock proceeds between the beneficial conversion feature, which was accounted for as paid-in capital, and the initial carrying amount of the convertible preferred stock. The discount resulting from the beneficial conversion feature is recorded as a deemed dividend.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

Registration Rights

Pursuant to the sale of Series A convertible preferred stock, the Company is obligated to file a registration statement with the Securities Exchange Commission (“SEC”) covering the resale of the shares of its common stock within 30 days following the Company’s filing of its Form 10-K for the year ended June 30, 2008 but no later than October 15, 2008 (the “Filing Deadline”).

If the registration statement is not filed with the SEC by the Filing Deadline, the Company will make pro rata payments to each holder of Series A convertible preferred stock in an amount equal to .5% of the aggregate amount invested by such holder of Series A convertible preferred stock for each 30 day period (or portion thereof) for which no registration statement is filed.  In accordance with FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”, the Company has recognized a $196,511 liability associated with the registration rights agreement.

Income Taxes

Prior to May 12, 2008, SouthPeak Interactive, L.L.C. and its subsidiaries had elected to be taxed as partnership under Subchapter K of the Internal Revenue Code. Therefore, the results of the Company’s operations were included in the taxable income of the individual members. As a result, no provision for federal income taxes was recorded. Subsequent to the SouthPeak Acquisition, the Company was reorganized as a C corporation under which income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

Revenue Recognition

The Company recognizes revenue from the sale of video games upon the transfer of title and risk of loss to the customer.  The Company applies the provisions of Statement of Position 97-2, "Software Revenue Recognition," in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, "Revenue Recognition." Accordingly, the Company recognizes revenue for software titles when (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable.  The Company’s payment arrangements with customers typically provides for net 30 and 60 day terms. Advances received for licensing and exclusivity arrangements are reported on the consolidated balance sheets as deferred revenues until the Company meets its performance obligations, at which point the revenues are recognized. Revenue is recognized after deducting estimated reserves for returns, price protection and other allowances. In circumstances when the Company does not have a reliable basis to estimate returns and price protection or is unable to determine that collection of a receivable is probable, the Company defers the revenue until such time as it can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

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

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

Third-party licensees in Europe distribute Gamecock’s video games under license agreements with Gamecock. The licensees paid certain minimum, non-refundable, guaranteed royalties when entering into the licensing agreements. Upon receipt of the advances, the Company defers their recognition and recognizes the revenues in subsequent periods as these advances are earned by the Company. As the licensees pay additional royalties above and beyond those initially advanced, the Company recognizes these additional royalties as revenues when earned.

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

Consideration Given to Customers and Received from Vendors

Sales incentives or other consideration given by the Company to its customers are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-9”).  In accordance with EITF No. 01-9, sales incentives and other consideration that are considered adjustments of the selling price of the Company’s games, such as rebates and product placement fees, are reflected as reductions to revenue.  Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of games in a customer’s national circular ad, are reflected as sales and marketing expenses.

Cost of Goods Sold

Cost of goods sold includes: manufacturing costs, royalties, write-off of acquired game sequel titles, and amortization of intellectual property licenses.

Shipping and Handling

The Company incurs shipping and handling costs in its operations. These costs consist of freight expenses incurred for third-party shippers to transport the product to the customers. These costs are included in the warehousing and distribution expenses in the accompanying consolidated statements of operations. Amounts billed to customers are included in net revenues.

Advertising

The Company expenses advertising sales promotion expenses as incurred, except for production costs associated with media advertising which are deferred and charged to expense the first time the related advertisement is run. The Company engages in cooperative marketing with certain retail channel partners. The Company accrues marketing and sales incentive costs when the revenue is recognized and such amounts are included in sales and marketing expense when there is an identifiable benefit for which the Company can reasonably estimate the fair value of the benefit; otherwise, they are recognized as a reduction of net revenues. In addition, during the year ended June 30, 2009, the Company engaged in an advertising barter transaction in which the Company sold inventory in exchange for marketing services and recorded the transaction based on the value of the asset transferred. Revenues and marketing expenses in the amount of $73,208 were recorded in accordance with EITF No. 99-17 “Accounting for Advertising Barter Transactions.” Advertising expenses for the years ended June 30, 2009 and 2008 were $10,178,741 and $3,359,622, respectively, and are included in sales and marketing in the accompanying consolidated statements of operations.

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

The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123(R) and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.  Until shares under the award are fully vested, the Company marks-to-market the fair value of the options at the end of each accounting period.

Transaction Costs

In connection with the Company’s acquisition of SouthPeak Interactive L.L.C., the Company has incurred certain professional fees, which have been expensed during the years ended June 30, 2009 and 2008.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss). Realized transaction gains and losses are included in income in the period in which they occur, except on intercompany balances considered to be long-term. Transaction gains and losses on intercompany balances considered to be long-term are recorded in other comprehensive income (loss). Foreign exchange transaction gains (losses) included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended June 30, 2009 and 2008 amounted to $(45,676) and $(237,699), respectively.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires the Company to report foreign currency translation adjustments as a component of other comprehensive income or loss. Comprehensive income (loss) is disclosed in the consolidated statements of shareholders’ equity (deficit). Foreign currency translation adjustments have been the only component of comprehensive loss to date. Accordingly, accumulated other comprehensive loss is equal to the accumulated translation adjustment of $361,320 and $150,040 at June 30, 2009 and 2008, respectively. The Company's item of other comprehensive income (loss) is its foreign currency translation adjustment, which relates to investments that are considered permanent in nature and therefore do not require tax adjustments.

Fair Value Measurements

Effective July 1, 2009, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") for certain financial assets and liabilities. This standard establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

▪	Level 1: Quoted market prices in active markets for identical assets or liabilities.

▪
Level 2: Quoted prices in active markets for similar assets and liabilities, quoted prices for identically similar assets or liabilities in markets that are not active and models for which all significant inputs are observable either directly or indirectly.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

▪	Level 3: Unobservable inputs reflecting the reporting entity's own assumptions or external inputs for inactive markets.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. While the Company has previously invested in certain assets that would be classified as "level 1", as of June 30, 2009, the Company does not hold any "level 1" cash equivalents that are measured at fair value on a recurring basis, nor does the Company have any assets or liabilities that are based on "level 2" or "level 3" inputs.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for all periods.  Diluted earnings per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares outstanding, increased by common stock equivalents.  Common stock equivalents represent incremental shares issuable upon exercise of outstanding options and warrants, the conversion of preferred stock and the vesting of restricted stock. However, potential common shares are not included in the denominator of the diluted earnings (loss) per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.  Potentially dilutive securities including outstanding options, warrants, restricted stock, and the conversion of preferred stock amounted to 14,145,866 and 1,716,809 during the years ended June 30, 2009 and 2008, respectively.

Reclassifications

Certain reclassifications have been made to the June 30, 2008 financial statements to conform to the June 30, 2009 financial statement presentation. These reclassifications did not change previously reported total assets, liabilities, shareholders’ equity or net loss.

Recent Accounting Pronouncements

During September 2009, the Emerging Issues Task Force issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables” and EITF 09-3, “Applicability of Statement of Position 97-2 to Certain Arrangements that include Software Elements”.  EITF 08-1 modifies the requirements for determining whether deliverables meet the separate unit of accounting criteria and requires allocation of arrangement consideration based on relative selling price.  EITF 09-3 provides more guidance on whether transactions should be accounted for under SOP 97-2, “Software Revenue Recognition.” The Company must adopt EITF 08-1 and EITF 09-3 at the same time, no later than in the first fiscal year beginning after June 15, 2010, but earlier adoption is permitted.  Companies may adopt prospectively or retrospectively.  The Company is currently evaluating the impact that the adoption of EITF 08-1 and EITF 09-3 will have on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”. SFAS No. 166 amends FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by removing the concept of a qualifying special-purpose entity from Statement 140 and removing the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to qualifying special-purpose entities. SFAS 166 also requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the potential impact of SFAS 166 on its consolidated financial position and results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162." SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective for the Company's interim reporting period ending on September 30, 2009. The Company does not anticipate the adoption of SFAS No. 168 will have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company's annual reporting for the fiscal year ended on June 30, 2009. The Company has adopted the required disclosures in its financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), "Business Combinations." The FSP will carry forward the requirements in SFAS No. 141, "Business Combinations," for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." The FSP will have the same effective date as SFAS No. 141(R), and will therefore be effective for the Company's business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 141(R)-1 on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company's balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company's interim reporting period ending on September 30, 2009. The Company is currently evaluating the impact, if any, that this FSP will have on its consolidated results of operations, financial condition, or cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that this FSP will have on its consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued Statement No. 141 (Revised), "Business Combinations" ("SFAS No. 141R") and SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS No. 141R and SFAS 160 revise the method of accounting for a number of aspects of business combinations and non-controlling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests), and post acquisition exit activities of acquired businesses. SFAS 141R and SFAS 160 will be effective for the Company during the fiscal year beginning July 1, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its consolidated results of operations and financial condition as the impact is solely dependent on the terms of any business combination entered into by the Company after July 1, 2009.

2. Gamecock Acquisition

On October 10, 2008, the Company acquired Gamecock pursuant to a definitive purchase agreement (the “Gamecock Agreement”) with Vid Agon, LLC (the “Seller”) and Vid Sub, LLC (the “Member”). The Member is a wholly-owned subsidiary of the Seller and Gamecock is a wholly-owned subsidiary of the Member.  Pursuant to the terms of the Gamecock Agreement, the Company acquired all of the outstanding membership interests of the Member in exchange for aggregate consideration of 7% of the future revenues from sales of certain Gamecock games, net of certain distribution fees and advances, and a warrant to purchase 700,000 shares of the Company’s common stock.

The Gamecock acquisition allows the Company to broaden its portfolio of games by purchasing games under development. Goodwill arises from the Gamecock acquisition due to the acquired work force of Gamecock, and the expected synergies from the Gamecock acquisition.

The amount of the contingent purchase price payment obligations (the “Gamecock Earn-Out”) will be added to the purchase price (i.e. goodwill) when the contingency is resolved.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2. Gamecock Acquisition, continued

The purchase price of Gamecock consists of the following items:

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

The allocation of the purchase price below was based upon a valuation and the Company’s estimates and assumptions are subject to change. The primary areas of those purchase price allocations that are not finalized relate to certain intangible assets and residual goodwill. Any material adjustments to this purchase price allocation in future periods will be disclosed. The valuation of acquired assets and liabilities performed in part by an unrelated third-party valuation firm is as follows:

Working capital, excluding inventories	$827,287
Inventories	156,745
Other current assets	36,369
Property and equipment	209,441

	Estimated useful life
Intangible assets:
Royalty agreements (Advances on royalties)	1 – 2 years	3,424,000
Game sequel titles	5 – 12 years	1,142,000
Non-compete agreements	Less than 1 year	200,000
Distribution agreements	3 years	40,000
Goodwill	Indefinite	6,595,123
Liabilities		(10,847,801)
Total initial purchase consideration		$1,783,164

The following table presents the gross and net balances, and accumulated amortization of the components of the Company’s purchased amortizable intangible assets included in the acquisition as of June 30, 2009:

		Accumulated
	Gross	Amortization	Net

Royalty agreements (Advances on royalties)	$3,424,000	$2,268,099	$1,155,901
Intangible assets, net
Game sequel titles	$1,142,000	$1,142,000	$-
Non-compete agreements	200,000	186,549	13,451
Distribution agreements	40,000	9,641	30,359

Total intangible assets, net	$1,382,000	$1,338,190	$43,810

Intangible assets and goodwill are expected to be tax deductible.  During the year ended June 30, 2009, the Company incurred an impairment charge of $1,142,000 related to write-off of acquired game sequel titles due to the underperformance of the acquired titles.

The estimated future decreases (increases) to net income (loss) from the amortization of the finite-lived intangible assets are the following amounts:

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2. Gamecock Acquisition, continued

Year ending June 30,
2010	$26,785
2011	$13,333
2012	$3,692

The weighted average estimated amortization period as of June 30, 2009 is 20 months.

As of June 30, 2009, a total of $876,053, which may be netted contractually against adjustments for excess payables, as defined pursuant to the Gamecock Agreement, of the Gamecock Earn-Out has been achieved and was included to goodwill in the consolidated balance sheets.

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

	For the years ended June 30,
	2009	2008
Pro forma net revenues	$48,109,355	$44,692,824
Pro forma net loss	(45,563,382)	(6,363,417)
Pro forma net loss per share—basic	(1.23)	(.18)
Pro forma net loss per share—diluted	(1.23)	(.18)

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

3. Inventories

At June 30, 2009 and 2008, inventories consist of the following:

	2009	2008
Finished goods	$3,858,518	$6,239,060
Purchased parts and components	601,319	299,584
Total	$4,459,837	$6,538,644

During the years ended June 30, 2009 and 2008, inventory was written down in the amount of $-0- and $33,643, respectively.

4. Property and Equipment, net

At June 30, 2009 and 2008, property and equipment, net was comprised of the following:

	2009	2008
Land	$544,044	$355,999
Building and leasehold improvements	1,496,147	984,267
Computer equipment and software	719,621	421,229
Office furniture and other equipment	353,406	94,177
	3,113,218	1,855,672

Less: accumulated depreciation and amortization	359,079	186,522

Property and equipment, net	$2,754,139	$1,669,150

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Property and Equipment, net, continued

Depreciation and amortization expense for the years ended June 30, 2009 and 2008 was $181,963 and $92,668, respectively.

On January 30, 2009, the Company purchased a building in Grapevine, Texas for $625,000.  In connection with the purchase, the Company entered into a mortgage with a financial institution in the amount of $500,000 (see Note 7).  On October 4, 2007 the Company purchased a building and land in Grapevine, Texas for $1,175,000. In connection with the purchase, the Company entered into a mortgage with a financial institution in the amount of $1,068,450 (see Note 7).

5. Intellectual Property Licenses

On August 28, 2007, the Company contracted to use copyrighted images in a game that a third party developer is developing for the Company for a total cost of $100,000. As of June 30, 2009, the Company has recorded royalty payments totaling $13,200 as an asset under the terms of the agreement.  In addition, on October 29, 2007, the Company contracted to license software that would be used in the development of games by third parties for a total cost of $2,685,000 to be paid within 18 months. For the years ended June 30, 2009 and 2008, intellectual property expense related to the software was $456,147 and $-0-, respectively.  At June 30, 2009 and 2008, the Company has $135,000 and $85,000, respectively, related to these contracts, which is included in accrued expenses and other current liabilities.

6. Line of Credit

The Company has a $7.5 million revolving line of credit facility with a financial institution that expires on November 30, 2009. The line of credit bears interest at prime plus ½%, which was 3.75% and 5.50% at June 30, 2009 and 2008, respectively. The financial institution processes payments received on such accounts receivable as payments on the revolving line of credit. The line is collateralized by gross accounts receivable of approximately $8,673,000 and $13,629,000 at June 30, 2009 and 2008, respectively. The line of credit is further collateralized by personal guarantees, and pledge of personal securities and assets by two Company shareholders, one of whom is the Company’s chairman, and certain other affiliates. The agreement contains certain financial and non-financial covenants. At June 30, 2009, the Company was in compliance with these covenants.

At June 30, 2009 and 2008, the outstanding line of credit balance was $5,349,953 and $4,851,819, respectively. As of June 30, 2009 and 2008, the Company had $-0- and $148,181, respectively, available under its credit facility. For the years ended June 30, 2009 and 2008, interest expense relating to the line of credit was $211,063 and $247,357, respectively.

7. Long-term Debt

At June 30, 2009 and 2008, long-term debt was comprised of the following:

	2009	2008
Mortgages payable
First National Bank	$1,039,078	$1,062,392
Southwest Securities, FSB	493,437	-
Vehicle note payable	57,296	-

Total debt	1,589,811	1,062,392
Less current portion	50,855	24,252
Total long-term debt	$1,538,956	$1,038,140

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Long-term Debt, continued

On January 30, 2009, the Company purchased a building in Grapevine, Texas for $625,000.  In connection with the purchase, the Company entered into a five year mortgage with a financial institution in the amount of $500,000.  The interest rate on the mortgage adjusts daily to prime plus 1.0% (5.5% at June 30, 2009).  Principal and interest are payable in monthly installments of $3,439 beginning February 28, 2009 and continuing until January 28, 2014 when the entire balance of principal and accrued interest is due and payable.  The mortgage is secured by the land and building. The Company’s chairman has personally guaranteed the mortgage note.

On October 4, 2007, the Company purchased a building and land in Grapevine, Texas for $1,175,000. This building is being used by the Company as office space. In connection with the purchase, the Company entered into a 20 year mortgage with a financial institution in the amount of $1,068,450. The interest rate on the mortgage adjusts every five years to prime minus ¼% (7.5% at June 30, 2009). The monthly principal and interest payment is $8,611 with interest only payments for the first six months. The mortgage is secured by the purchased land and building. Two shareholders of the Company, one of whom is the Company’s chairman, have personally guaranteed the mortgage note.

The scheduled maturities of the long-term debt as of June 30, 2009 are as follows:

Year ending June 30,
2010	$50,855
2011	54,478
2012	58,363
2013	62,530
2014	478,008
Thereafter	885,577

Total	1,589,811

Less: current maturities	50,855

Long-term debt, net of current portion	$1,538,956

8. Note Payable

On February 27, 2008, the Company entered into a $2,000,000 secured term note with FI Investment Group, LLC. The note bore interest at 14%, payable monthly. On April 30, 2008, the note was modified granting a security interest in substantially all of the assets of the Company, except for certain property and equipment. On June 4, 2008, a shareholder of the Company issued the holder of the note 215,190 shares of common stock as an inducement to convert the entire note into Series A convertible preferred stock. The note was fully converted by the holder on June 5, 2008 into 2,093,333 shares of Series A convertible preferred stock.  During the year ended June 30, 2008, the Company recognized $643,418 in interest expense related to the fair value of the common stock issued to the holder to induce conversion.

9. Related Party Transactions

Related party receivables

Related party receivables consist of short-term advances to employees. No allowance has been provided due to the short-term nature and recoverability of such advances.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Related Party Transactions, continued

Due to Shareholders

During the year ended June 30 2009, the Company’s chairman advanced the Company $307,440. The advance was unsecured, payable on demand and non-interest bearing.  At June 30, 2009, the amount due was $232,440.  Subsequent to June 30, 2009, the amount was repaid.

On January 14, 2008, the Company entered into an agreement with its members prior to the reverse acquisition (see Note 1) to distribute an amount, in cash, for the purpose of enabling existing shareholders of the Company to make tax payments on the income the Company earned while it was taxed as partnership under Subchapter K of the Internal Revenue Code. At June 30, 2008, the amounts due to these shareholders were $228,998.  During the year ended June 30, 2009, $228,998 was distributed to these shareholders.  At June 30, 2009, the amount due to was $-0-.

During the year ended June 30, 2007, the Company received advances payable on demand from a shareholder of the Company.  These advances were repaid during the year ended June 30, 2008.  Such advances were unsecured and bore interest at the annual rate of 8%. Interest expense under the advances was $19,039 for the year ended June 30, 2008.

Due to Related Parties

During the year ended June 30, 2009, the Company collected sales commissions totaling $226,216 on behalf of an affiliate of two shareholders of the Company, one of whom is the Company's chairman.  At June 30, 2009, $113,499 remained payable to the affiliate and is included in due to related parties in the accompanying consolidated balance sheets.

During the years ended June 30, 2009 and 2008, the Company expensed $78,562 and $69,620, respectively, related to broadband usage from an internet service provider partially owned by two shareholders of the Company, one of whom is the Company's chairman, of which $11,546 and $9,900 remained as a payable to the affiliate and is included in due to related parties in the accompanying consolidated balance sheets at June 30, 2009 and 2008, respectively.  These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

During the years ended June 30, 2009 and 2008, the Company expensed $12,927 and $135,645, respectively, related to purchases from an import company partially owned by the Company's chairman, of which no amounts were outstanding at June 30, 2009 and 2008, respectively.  These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Accrued Expenses - Related Parties

Accrued expenses - related parties as of and for the years ended June 30, 2009 and 2008 are as follows:

	2009	2008
Balance at July 1	$5,770	$650,889
Expenses incurred:
Consulting fees	-	920,930
Rent	100,250	56,917
Commissions	705,032	433,825
Less: amounts paid	(626,286)	(2,056,791)
Balance at June 30	$184,766	$5,770

The Company incurred fees for office space and staff services under an informal arrangement, which terminated during the year ended June 30, 2008, to an entity partially owned by two shareholders of the Company, one of whom is the Company's chairman. Fees for the years ended June 30, 2009 and 2008 were $-0- and $920,930, respectively. These amounts are included in the general and administrative expense in the accompanying consolidated statements of operations.  The Company incurred sales commissions for the marketing and sale of video games with two affiliates of the Company's chairman.  Sales commissions for the years ended June 30, 2009 and 2008 were $705,032 and $433,825, respectively.  These amounts are included in sales and marketing in the accompanying consolidated statements of operations.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Related Party Transactions, continued

Lease - Related Parties

The Company leases certain office space from a company whose shareholders are also shareholders of the Company, one of whom is the Company's chairman.  Related party lease expense was $100,250 and $56,917 for the years ended June 30, 2009 and 2008, respectively.  These amounts are included in the general and administrative expense in the accompanying consolidated statements of operations. The lease expires on December 31, 2010.

The Company leases certain office space to a company whose shareholders are also shareholders of the Company, one of whom is the Company's chairman.  Related lease income was $15,636 and $7,818 for years ended June 30, 2009 and 2008, respectively.  These amounts are included in general and administrative expense in the accompanying consolidated statements of operations.  The lease expires on December 31, 2010.

10. Product Sales and Geographic Information

The Company operates in one reportable segment in which it is a publisher and distributor of interactive entertainment software for home video consoles, handheld platforms and personal computers. The Company’s published games have accounted for a significant portion of the net revenues of the Company. Net revenues by product groups are as follows:

	Console	Hand-held	PC	Strategy Guide	Total
For the year ended
June 30, 2009	$25,278,674	$19,389,942	$2,709,124	$(69,780)	$47,307,960
June 30, 2008	$34,847,458	$810,606	$3,972,433	$522,597	$40,153,094

Geographic information is based on the location of the selling entity. Geographic information regarding net revenues for the year ended June 30, 2009 and 2008 is as follows:

	North America	Europe	Other	Consolidated
As of and for the year ended June 30, 2009
Net revenues	$42,009,085	$4,273,463	$1,025,412	$47,307,960
Long-lived assets	13,502,827	304,157	-	13,806,984

As of and for the year ended June 30, 2008
Net revenues	$34,453,098	$4,837,274	$862,722	$40,153,094
Long-lived assets	3,673,522	383,644	-	4,057,166

11. Commitments

The total future minimum commitments as of June 30, 2009 are as follows:

	Software		Office
	Developers	Marketing	Lease	Total
For the year ending June 30,

2010	$10,260,479	$71,793	$182,688	$10,514,960
2011	–	–	93,052	93,052
2012	–	–	38,052	38,052

Total	$10,260,479	$71,793	$313,792	$10,646,064

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Commitments, continued

Developer of Intellectual Property Contracts

The Company regularly enters into contractual arrangements with third parties for the development of games as well as the rights to license intellectual property. Under these agreements, the Company commits to provide specified payments to a developer or intellectual property holders, based upon contractual arrangements, and conditioned upon the achievement of specified development milestones. These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recouped against future royalties earned by the developers based on the sale of the related game. On October 26, 2007, the Company entered into an agreement with a third party game developer in connection with certain development agreements. Pursuant to the agreement, the Company has committed to spend specified amounts for marketing support of the related game which is to be developed. “Cost of goods sold - royalties” amounted to $9,654,810 and $4,924,967 for the years ended June 30, 2009 and 2008, respectively.

Lease Commitments

In January 2008, the Company entered into a new four year lease for its United Kingdom office, with a yearly rent of approximately $30,000 plus value added tax (VAT).  Prior to this lease, the United Kingdom office had a one year lease for office space beginning in December 2007, with a monthly rent of approximately $5,200.  Office rent expense for the years ended June 30, 2009 and 2008 was $50,902 and $50,502, respectively.

The Company entered into a non-cancelable operating lease with an affiliate, on January 1, 2008, for offices located in Midlothian, Virginia. The lease provided for monthly payments of $7,542 for the first 12 months and increased to $9,167 in January 2009 for the remaining 24 months. Office rent expense for the years ended June 30, 2009 and 2008 was $100,250 and $56,917, respectively.

Solicitation Services

Prior to Global Services’ initial public offering, the Company engaged HCFP/Brenner Securities, LLC (“HCFP”), on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Class W and Class Z warrants. In consideration for solicitation services, the Company agreed to pay HCFP a commission equal to 5% of the exercise price for each Class W warrant and Class Z warrant exercised after April 18, 2007 if the exercise is solicited by HCFP. No services have been provided as of June 30, 2009.

In exchange for investment banking services related to the sale of the Series A convertible preferred stock, the Company agreed to pay HCFP a fee consisting of, (a) cash in an amount equal to 6.5% of the gross proceeds received by the Company, including the conversion of indebtedness, (b) warrants with an exercise price of $1.00 per share to purchase a number of shares of common stock equal to 10% of the total number of shares of Series A convertible preferred stock issued by the Company (for which HCFP received 1,456,383 warrants to purchase shares of common stock during the year ended June 30, 2009), and (c) one Class Y warrant for every ten Class Y warrants issued in connection with the sale of Series A convertible preferred stock (for which HCFP received Y warrants to purchase 616,015 shares of common stock during the year ended June 30, 2009).  The fair value of the warrants was accounted for as a cost of the Series A convertible preferred stock offering (see Notes 12 and 13).

Employment Agreements

The Company has employment agreements with several members of senior management. The agreements, with terms ranging from approximately two to three years, provide for minimum salary levels, performance bonuses, and severance payments.

12. Capital Stock

Preferred Stock

On May 12, 2008 the Company amended the articles of incorporation by increasing the number of preferred stock authorized, par value $0.0001 per share, from 5,000,000 to 20,000,000 shares of preferred stock. Of the 20,000,000 authorized, 15,000,000 of the preferred stock were designated Series A convertible preferred stock. The Series A convertible preferred stock votes together as a single class and on an as converted basis with the common stock. The Series A convertible preferred stock has no dividend right. The Company can require the conversion of the Series A convertible preferred stock if the 10 day weighted closing price per share of the Company’s common stock is at least $2.00 per share. The remaining preferred stock may be issued in one or more series and to fix the number of shares constituting any such series and the preferences, limitations and relative rights, including but not limited to, dividend rights, dividend rate, voting rights, terms of redemption, redemption price or prices, conversion rights and liquidation preferences of the shares constituting any series.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12. Capital Stock, continued

Series A Convertible Preferred Stock

During the fiscal years ended June 30, 2009 and 2008, the Company raised $1,579,000 and $10,891,500, respectively, in gross cash proceeds through the private placement of 12,470,500 shares of a newly designated class of Series A convertible preferred stock at a purchase price of $1.00 per share to a group of accredited investors. The Company issued an additional 2,093,333 shares of Series A convertible preferred stock at $1.00 per share in exchange for cancellation of existing short-term indebtedness (see Note 8).

The shares of Series A convertible preferred stock are initially convertible into common stock at a conversion price of $1.00 per share. In conjunction with the private placement, for every two shares of preferred stock purchased, each purchaser was entitled to exchange one Class W or Class Z warrant in exchange for one Class Y warrant. Each Class Y warrant entitles the holder to purchase a share of common stock for $1.50 per share. The expiration date for the Y warrants is May 31, 2013. The Company issued 6,160,149 Class Y warrants in exchange for the cancellation of 4,689,950 Class W and 1,470,199 Class Z warrants (see Note 13).

The Company has accounted for the warrant exchange right similar to the issuance of detachable stock purchase warrants in accordance with APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” whereby the Company separately measured the fair value of the convertible preferred stock and the warrant exchange right and allocated the total proceeds on a relative fair value basis to each.

In accordance with the provisions of EITF No. 98-5 and EITF No. 00-27, the Company allocated a portion of the proceeds received to the embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible preferred stock and the fair value of the underlying common stock on the date the convertible preferred stock was issued. Since the convertible preferred stock also had detachable stock purchase warrants, the Company first allocated the proceeds to the stock purchase warrants and the convertible preferred stock and then allocated the resulting convertible preferred stock proceeds between the beneficial conversion feature, which was accounted for as paid-in capital, and the initial carrying amount of the convertible preferred stock. During the years ended June 30, 2009 and 2008, the discount resulting from the beneficial conversion feature was recorded as a deemed dividend in the amount of $1,142,439 and $8,405,383, respectively, representing the beneficial conversion feature of the Series A convertible preferred stock.

The Company incurred a fee for the financing equal to: (a) 6.5% of the gross proceeds received for the sale of Series A convertible preferred stock, including the conversion of indebtedness, payable in cash, (b) warrants with an exercise price of $1.00 per share to purchase a number of shares of common stock equal to 10% of the total number of shares of Series A convertible preferred stock issued, and (c) one Class Y warrant for every ten Class Y warrants issued pursuant to the sale of Series A convertible preferred stock. The fee was accounted for as a cost of capital.

The Company has registered for resale shares of its common stock issuable to the investors and finders upon conversion of the preferred stock and exercise of the warrants issued in the private placement. If the Company is unable to maintain the effectiveness of the registration statement related to the Series A convertible preferred stock for more than 30 days in any given year, the Company is obligated to pay investors liquidated damages in cash equal to .5% of the stated value of the Series A convertible preferred stock per month. Liquidated damages will not accrue nor be payable for times during which the shares covered by the related prospectus are transferable by the holder pursuant to Rule 144(k) under the Securities Act of 1933, as amended.

Common Stock

On May 12, 2008 the Company amended the articles of incorporation by increasing the number of common stock authorized, par value $0.0001 per share, from 24,000,000 to 90,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Holders of common stock are entitled to receive proportionately any dividends that may be declared by the Company’s board of directors, subject to the preferences and rights of any shares of preferred stock. In the event of the Company’s liquidation, dissolution or winding-up, holders of common stock will be entitled to receive proportionately any of the Company’s assets remaining after the payment of debts and liabilities and subject to the preferences and rights of any shares of preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The rights and privileges of holders of the Company’s common stock are subject to any series of preferred stock that the Company has issued or may issue in the future, including the Series A convertible preferred stock.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12. Capital Stock, continued

Registration Rights

The warrants issued in connection with the Gamecock acquisition contain piggy-back registration rights.  If the Company registers any securities for public sale, the holders of the warrants will have the right to include their shares issued upon the exercise of the warrants in the registration statement, subject to specified limitations. In accordance with FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”, the Company has recognized a $196,511 liability associated with the registration rights agreement.

Treasury Stock

In conjunction with the conversion of the $2,000,000 note payable into Series A convertible preferred stock (see Note 8), a shareholder of the Company transferred 215,190 shares of common stock to the note holder. Since the shares were transferred by a stockholder to settle an obligation of the Company, the economic substance of the transaction is a capital contribution by the stockholder for the payment of the Company’s expenses. Accordingly, the Company recorded the treasury stock equal to the fair value of the shares transferred. As of June 30, 2009 and 2008, the Company holds no treasury stock.

13. Warrants to Purchase Common Stock

At the time of SouthPeak Acquisition, the Company had issued Class W warrants to purchase 7,517,500 shares of its common stock, and Class Z warrants to purchase 6,137,500 shares of its common stock.  The Class W and Class Z warrants are subject to a registration rights agreement.  In connection with the sale of Series A convertible preferred stock, during the year ended June 30, 2009, the Company issued 6,160,149 Class Y warrants in exchange for 4,689,950 Class W warrants and 1,470,199 Class Z warrants.  The Company also issued 616,015 Class Y warrants to HCFP in exchange for investment banking services.

The holders of Class W and Class Z warrants may request the filing of a registration statement; the Company is only required to use its best efforts to cause the registration statement to be declared effective and, once effective, only to use its best efforts to maintain its effectiveness. Accordingly, because the Company’s obligation is merely to use its best efforts in connection with the registration rights agreement and upon exercise of the warrants, the Company can satisfy its obligation by delivering unregistered shares of common stock.

Each Class Y warrant issued is exercisable for one share of common stock. Except as set forth below, the Class Y warrants entitle the holder to purchase shares, on or before May 31, 2013, at $1.50 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events. As of June 30, 2009, there were 6,776,164 Class Y warrants outstanding, including the 616,015 warrants to HCFP.

Each Class W warrant issued is exercisable for one share of common stock. Except as set forth below, the Class W warrants entitle the holder to purchase shares, on or before April 17, 2011, at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events. As of June 30, 2009, there were 2,827,550 Class W warrants outstanding.

Each Class Z warrant issued is exercisable for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares, on or before April 17, 2013, at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events. As of June 30, 2009, there were 4,667,301 Class Z warrants outstanding.

The Company may redeem the Class Y warrants, Class W warrants and/or Class Z warrants with the prior consent of HCFP, in whole or in part, at a price of $0.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $2.50 per share, $7.50 per share and $8.75 per share, for a Class Y warrant, Class W warrant and Class Z warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption (the “Measurement Period”). In addition, the Company may not redeem the Class Y warrants, Class W warrants and/or the Class Z warrants unless the shares of common stock underlying such warrants are covered by an effective registration statement.

The Company has no obligation to net cash settle the exercise of the warrants. The holders of Class Y warrants, Class W warrants and Class Z warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock.

In connection with the Gamecock acquisition, the Company issued warrants to purchase an aggregate of 862,500 shares of common stock at an exercise price of $1.50 per share, and exercisable until October 10, 2013 as follows:

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13. Warrants to Purchase Common Stock, continued

Warrants issued in connection with the purchase of the Gamecock acquisition (See Note 2)	700,000
Warrants issued in connection with the purchase of the remaining 4% minority interest in Gamecock (See Note 2)	50,000
Warrants issued to attorneys in connection with Gamecock acquisition	100,000
Warrants issued to outside-consultant in connection with Gamecock acquisition	12,500
862,500

The fair value of the stock warrants issued to the attorneys and the outside-consultant was determined using the Black-Scholes option pricing model and the following assumptions: (a) the fair value of the Company’s common stock of $2.35 per share, which is the closing price as of October 10, 2008, (b) volatility of 57.68%, (c) a risk-free interest rate of 2.77%, (d) an expected term, also the contractual term, of 5.0 years, and (e) an expected dividend yield of 0.0%. The fair value of these warrants was accounted for as a cost of the Gamecock Acquisition.

The warrants contain a net exercise provision under which the holder may, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s common stock after deduction of the aggregate exercise price. The warrants also contain provisions for the adjustment of the exercise price and the aggregate number of shares issuable upon exercise of the warrants in the event of stock dividends, stock splits, reorganizations, reclassifications and consolidations. The warrants also contain piggy-back registration rights and other customary provisions.

In April 2008, in connection with the SouthPeak Acquisition, the Company issued five-year fully vested warrants to purchase 500,000 shares of common stock at $1.00 per share valued at $63,905 for services related to the reverse acquisition.  The fair value of the warrants issued in connection with the SouthPeak Acquisition was determined using the Black-Scholes option pricing model and the following assumptions: (a) the fair value of the Company’s common stock of $0.40 per share, which is the closing price as of April 25, 2008, (b) volatility of 60.94%, (c) a risk free interest rate of 3.20%, (d) an expected term, also the contractual term, of 5.0 years, and (e) an expected dividend yield of 0.0%.

14. Income Taxes

Prior to May 12, 2008, the Company and its subsidiaries had elected to be taxed as partnerships under Subchapter K of the Internal Revenue Code. Therefore, the results of the Company’s operations are included in the taxable income of the individual members. Following the SouthPeak Acquisition, the Company was reorganized as a C corporation under which income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Income tax expense consists of the following for the years ended June 30, 2009 and 2008:

	2009	2008
Current:	$-	$57,045
Federal	-	13,253
State	-	-
Foreign	-	-
	-	70,298
Deferred:
Federal	(3,846,931)	16,686
State	(893,751)	3,877
Foreign	-	-
	(4,740,682)	20,563
Other:
Change in valuation allowance	4,740,682	(20,563)
Income tax expense	$-	$70,298

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14. Income Taxes, continued

A reconciliation of the statutory rate and the effective tax rate for the years ended June 30, 2009 and 2008 is as follows:

	2009	2008
Statutory rate	35.00%	35.00%
Permanent differences	(0.64)%	(30.09)%
State income taxes—net of federal benefit	4.80%	0.69%
Change in valuation allowance	(39.16)%	(1.27)%
	0.00%	4.33%

Income taxes payable consists of the following at June 30, 2009 and 2008:

	2009	2008
Current:
Federal	$-	$48,064
State	-	8,156

Income taxes payable	$-	$56,220

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities at June 30, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets:
Bad debt reserves	$348,878	$8,843
Allowance for sales returns and price protection	1,937,634	330,381
Foreign subsidiary net operating loss	322,393	322,393
Foreign currency fluctuations	-	31,217
Domestic net operating loss carryforwards	1,697,215	246,664
Share based compensation	295,817	-
Accrued expenses and other	22,587	-
Other intangibles	71,874	-
Impairment of royalties, intellectual property licenses and acquired game sequel titles not currently deductible	1,286,532	-

	$5,982,930	$939,498
Less—valuation allowance	(5,615,303)	(874,621)
Net deferred tax assets	$367,627	$64,877

Deferred tax liabilities:
Depreciation and amortization	$61,703	$28,065
Prepaid expenses	42,956	36,812
Amortization of goodwill	199,176	-
Foreign currency fluctuations	63,792	-
Net deferred tax liabilities	$367,627	$64,877

Net deferred tax assets	$-	$-

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14. Income Taxes, continued

As of June 30, 2009 and 2008, the Company has recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets though future taxable income. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed.

At June 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $3,636,000 which will expire at various dates beginning in 2025 through 2028, if not utilized.

The operations of the Company in the United Kingdom (“UK”) are subject to income tax by the UK. However, because of the history of losses in the UK operations, the Company has not paid any tax to the UK, and at June 30, 2009 and 2008, the Company had foreign net operating loss carryforwards of approximately $1,075,000, and $1,075,000, respectively. At June 30, 2009 and 2008, at the UK current tax rate of 30%, the estimated net tax benefit of the foreign net operating loss carryforwards was approximately $322,000 and 322,000, respectively, and has not been recorded as a deferred tax asset in the consolidated financial statements as a full valuation allowance has been recorded due to the uncertainty of the future realization of the tax benefit.

The Company has adopted the provisions of FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of “FASB Statement No. 109” (FIN 48).  The Company did not have any significant unrecognized tax benefits and there was no material effect on its consolidated financial condition or results of operations as a result of implementing FIN 48.  During the year ended June 30, 2009, the Company did not record any liabilities or benefits with regards to FIN 48.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, the Company did not have any material accrued interest or a penalty associated with any unrecognized tax benefits, nor was any material interest expense recognized during the year ended June 30, 2009.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and the UK.  The tax years 2006 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject, including U.S. and non-U.S. locations. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

15. Stock-based Compensation

In May 2008, the Company’s board of directors and its shareholders approved the 2008 Equity Incentive Compensation Plan (the “2008 Plan”) for the grant of stock awards, including restricted stock and stock options, to officers, directors, employees and consultants.  The 2008 Plan expires in May 2018. Shares available for future grant as of June 30, 2009 and 2008 were 2,924,200 and 5,000,000, respectively, under the 2008 Plan.

Stock awards and shares are generally granted at prices which the Company’s board of directors believe approximates the fair market value of the awards or shares at the date of grant. Individual grants generally become exercisable ratably over a period of three years from the date of grant. The contractual terms of the options range from three to ten years from the date of grant.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation to employees and non-employees. The determination of fair value is affected by the Company’s stock price and volatility, employee exercise behavior, and the time for the shares to vest.

The assumptions used in the Black-Scholes option pricing model to value the Company’s option grants were as follow:

For the year ended June 30, 2009
Risk-free interest rate	1.65 – 4.01%
Weighted-average volatility	58 – 112%
Expected term	5-10 years
Expected dividends	0.0%
Estimated forfeiture rate	5.0%

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

15. Stock-based Compensation, continued

The following table summarizes the stock-based compensation expense resulting from stock options and restricted stock in the Company’s consolidated statements of operations:

For the year ended June 30, 2009
Sales and marketing	$92,299
General and administrative	649,319
Total stock-based compensation expense	$741,618

As of June 30, 2009, the Company’s unrecognized stock-based compensation for stock options issued to employees and non-employee directors was approximately $808,829 and will be recognized over a weighted average of 1.4 years.

The following table summarizes the Company’s stock option activity for employees, non-employee directors, and non-employees for the year ended June 30, 2009:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2008	-	$-	-	$-
Activity for the year ended June 30, 2009
Granted	2,050,300	1.69
Exercised	-	-
Forfeited, cancelled or expired	(90,000)	1.69
Outstanding as of June 30, 2009	1,960,300	$1.69	9.35	$-
Exercisable as of June 30, 2009	-	$-	-	$-
Exercisable and expected to be exercisable	1,862,285	$1.69	9.35	$-

Included in the above table are options to purchase 710,000 shares of common stock granted to non-employees.  The options were granted at prices ranging from $0.81 to $2.30 per share and vest over a 36 month period.

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price ($0.72 per share) as of June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. No stock options have vested as of June 30, 2009.

The weighted average fair value of stock options granted to employees and non-employee directors during the year ended June 30, 2009 was $1.01 per share.

The following table summarizes the Company’s restricted stock activity for the year ended June 30, 2009:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of June 30, 2008	-	$-
Activity for the year ended June 30, 2009
Granted	123,000	2.15
Vested	-	-
Forfeited, cancelled or expired	7,500	2.30
Outstanding as of June 30, 2009	115,500	$2.14
Vested as of June 30, 2009	-	-

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

16. Employee Savings Plan

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

17. Restructuring

The Company has implemented an organizational restructuring as a result of the Gamecock acquisition described in Note 2. This organizational restructuring is to integrate different operations to create a streamlined organization within the Company.

The primary goals of the organizational restructuring were to rationalize the title portfolio and consolidate certain corporate functions so as to realize the synergies of the Gamecock acquisition.

Since the consummation of the Gamecock acquisition, the Company has commenced the organizational restructuring activities, focusing first on North American and European staff as well as redundant premises.  The Company has communicated to the North America and United Kingdom redundant employees and ceased use of certain offices under operating lease agreements. The following table details the amount of restructuring reserves included in accrued expenses and other current liabilities in the consolidated balance sheets at June 30, 2009:

		Facilities
	Severance(1)	Costs(1)	Total
Restructuring charges (charged to expense)	$562,761	$76,449	$639,210
Utilization (cash paid or otherwise settled) (2)	529,120	76,449	605,569

Balance at June 30, 2009	$33,641	$-	$33,641

(1)	Accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).
(2)	Utilization represents the amount of cash paid to settle restructuring liabilities incurred ($529,120 of severance and $76,449 of facility costs).

18. Contingencies

The Company was obligated to file a registration statement with the SEC covering the resale of the shares of its common stock issued upon conversion of the Series A convertible preferred stock and the exercise of Class Y warrants within 30 days following the Company’s filing of its Form 10-K for the fiscal year in 2008 but no later than January 15, 2009. The Company filed a registration statement on Form S-1 with the SEC, however, the registration statement was not declared effective by the SEC within the prescribed time period.

Since the registration statement was not declared effective by the SEC within the prescribed time period, the Company is obligated to make pro rata payments to each holder of Series A convertible preferred stock in an amount equal to .5% of the aggregate amount invested by such holder of Series A convertible preferred stock for each 30 day period (or portion thereof) for which no registration statement is effective. In accordance with FSP EITF No. 00-19-2, “Accounting for Registration Payment Arrangements”, the Company has recognized a liability for liquidating damages and interest totaling $196,511 for the year ended June 30, 2009.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

18. Contingencies, continued

The Company is engaged in ordinary routine litigation incidental to the Company’s business to which the Company is a party. While the Company cannot predict the ultimate outcome of these various legal proceedings, it is management’s opinion that the resolution of these matters should not have a material effect on the consolidated financial position or results of operations of the Company.

On March 12, 2009, the Company, Gamecock, SouthPeak Interactive, Ltd. and Gamecock Media Europe, Ltd. were served with a complaint by a videogame distributor alleging a breach of contract and other claims related to a publishing and distribution agreement, or the Distribution Agreement, entered into between Gamecock Media Europe, Ltd. and the videogame distributor in January 2008. The videogame distributor is seeking the return of $4,590,000 in advances, an injunction against the Company and its subsidiaries, approximately $650,000 in specified damages, further damages to be assessed, and discretionary interest and costs.  Gamecock Media Europe, Ltd. has filed a counterclaim against the videogame distributor for $950,000 and discretionary interest and costs, resulting from videogame sales and the achievement of a milestone under the Distribution Agreement.  The case was heard in the United Kingdom in July 2009 and closing submissions were made to the court on or about July 22, 2009.  The court has reserved judgment and the Company expects a decision in the near future.  As part of the court proceedings between the Company and the videogame distributor, the Company agreed (to avoid further costly hearings) to pay 35% of certain European sales into an escrow account pending the final resolution of the case.  As of June 30, 2009, the amount held in escrow was approximately $500,000 and is included in restricted cash.  Legal expenses associated with this complaint have been expensed as incurred.  The Company’s management currently believes that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, legal issues are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of this matter could have a material adverse effect on the Company’s consolidated financial position and the results of operations in the period in which any such effect is recorded.

On October 27, 2008, Gamecock was served with a demand for arbitration by a developer alleging various breaches of contract related to a publishing agreement entered into between Gamecock and the developer on December 12, 2007. The developer is seeking to terminate the publishing agreement, obtain exclusive control of the subject videogame, and compete and exploit the videogame on its own. Gamecock has responded stating that the developer’s attempts to terminate the publishing Agreement constitute wrongful termination of the agreement. Gamecock has also filed a counterclaim against the developer seeking the return of approximately $5.9 million in advances on royalties in the event the publishing agreement is terminated.  As of June 30, 2009, no amounts have been accrued related to this matter.

19. Composition of Certain Financial Statement Captions

Accrued expenses and other current liabilities consist of the following:

	June 30,
	2009	2008
Accrued expenses	$1,686,332	$171,021
Reserve for marketing development funds (MDF)	217,485	13,089
Commissions	139,527	342,050
Guaranteed royalty payments	135,000	85,000
Accrued payroll and payroll taxes	83,484	17,181
Customer cash in advance deposits	44,548	792,291
Accrued interest	-	1,506
Other	112,724	34,777
	$2,419,100	$1,456,915

20. Subsequent Events

The Company has evaluated subsequent events through October 13, 2009, which is the date the Company filed its Annual Report on Form 10-K for the year ended June 30, 2009 with the Securities and Exchange Commission. With the exception of the items listed below, there are no further subsequent events for disclosure.

On August 26, 2009, the Company was notified that the SEC was conducting a non-public, fact-finding investigation regarding certain matters underlying the amendment of its Form 10-Q, and the restatement of its financial statements, for the period ended March 31, 2009, and the termination of its former chief financial officer.  The Company has provided the SEC with the documents requested and intends to cooperate in all respects with the SEC’s investigation.

In the normal course of business the Company executes contracts with third parties for the development of games.  During the period from July 1, 2009 through October 13, 2009, the Company executed agreements with such developers for a commitment to pay royalties of $7,924,104.

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

4.1(2)	Specimen Common Stock Certificate.
4.2(3)	Specimen Class Y Warrant Certificate.
4.3(2)	Specimen Class W Warrant Certificate.
4.4(2)	Specimen Class Z Warrant Certificate.
4.5(4)	Form of Unit Purchase Option to be granted to Representative.
4.6(4)	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant.
4.7(4)	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant.
4.8(7)	Warrant issued to Vid Agon, LLC, dated October 10, 2008.
4.9(3)	Form of Warrant issued in connection with the acquisition of Gamecock Media Group.
4.10(8)	Form of Warrant issued to Gamecock Media Group Founders.
4.11(9)	Form of Warrant issued to HCFP/Brenner Securities, LLC.
10.1(1)	Registrant’s 2008 Equity Incentive Compensation Plan.
10.2(1)	Employment Agreement, dated as of May 12, 2008 between the Registrant and Terry M. Phillips.
10.3(1)	Employment Agreement, dated as of May 12, 2008 between the Registrant and Melanie Mroz.
10.4(1)	Purchase Agreement, dated as of May 12, 2008 among the Registrant, SouthPeak Interactive, L.L.C., and the investors set forth therein.
10.5(1)	Registration Rights Agreement, dated as of May 12, 2008 among the Registrant and the investors set forth therein.
10.6(1)	Form of Lock-Up Agreement, dated as of May 12, 2008.
10.7(1)	Loan Agreement between SouthPeak Interactive, L.L.C., SouthPeak Interactive Limited and SunTrust Bank, as amended, dated December 16, 2005.
10.8(1)	Sales Representative Agreement between SouthPeak Interactive, L.L.C. and Phillips Sales, Inc. dated July 21, 2006.
10.9(1)	Sales Representative Agreement between SouthPeak Interactive, L.L.C. and West Coast Sales, Inc. dated July 21, 2006.
10.10(1)	Secured Term Note made by SouthPeak Interactive, L.L.C. to FI Investment Group, LLC, dated February 27, 2008.
10.11(1)	Description of material terms of Consulting Agreement between Phillips Sales, Inc. and SouthPeak Interactive, L.L.C.
10.12(1)	Description of material terms of Consulting Agreement between Kathleen Morgan and SouthPeak Interactive, L.L.C.
10.13(1)	Description of material terms of advances made by West Coast Sales to SouthPeak Interactive, L.L.C.
10.14(1)	Description of material terms of advances made by Eastern Sales, LLC to SouthPeak Interactive, L.L.C.
10.15(1)	Description of material terms of advances made by Capital Distributing, LLC to SouthPeak Interactive, L.L.C.
10.16(1)	Description of material terms of advances made by Phillip Sales, Inc. to SouthPeak Interactive, L.L.C.
10.17(1)	Description of material terms of advances made by Terry Phillips to SouthPeak Interactive, L.L.C.
10.18(6)	Lease Agreement, dated January 1, 2008, between Phillips Land, L.C. and SouthPeak Interactive, L.L.C.
10.19(6)	Lease Agreement, dated January 1, 2008, between SouthPeak Interactive, L.L.C. and Phillips Sales, Inc.
10.20(7)	Membership Interest Purchase Agreement, dated as of October 10, 2008, among the Registrant, Vid Agon, LLC and Vid Sub, LLC.
21.1*	List of subsidiaries.
23.1*	Consent of Reznick Group, P.C.
24.1*	Power of Attorney (included on the signature page to this report).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 15, 2008.
(2)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on June 16, 2008.

(3)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of the Registrant originally filed with the Commission on October 15, 2008.
(4)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of the Registrant originally filed with the Commission on September 15, 2005.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on August 14, 2008.
(6)	Incorporated by reference to an exhibit to the Annual Report on Form 10-K of the Registrant filed with the Commission on October 6, 2008.
(7)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on October 15, 2008.
(8)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on February 17, 2009.
(9)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on March 19, 2009.