Form 10-Q
period 2009-09-30
SouthPeak Interactive CORP
filed 2009-11-12
CIK 1336262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

Yes ☐     No ☑

As of November 6, 2009, 44,998,600 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

PART I

Item 1.  Condensed Consolidated Financial Statements

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	June 30, 2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$273,481	$648,311
Restricted cash	827,665	1,245,582
Accounts receivable, net of allowances of $8,135,879 and $7,214,984 at September 30, 2009 and June 30, 2009, respectively	12,482,104	4,872,767
Inventories	7,996,651	4,459,837
Current portion of advances on royalties	5,823,254	8,435,415
Current portion of intellectual property licenses	387,475	410,995
Related party receivables	72,032	33,207
Prepaid expenses and other current assets	536,764	672,795

Total current assets	28,399,426	20,788,909

Property and equipment, net	2,728,130	2,754,139
Advances on royalties, net of current portion	1,556,798	1,556,820
Intellectual property licenses, net of current portion	1,821,964	1,917,858
Goodwill	8,031,276	7,490,065
Intangible assets, net	27,025	43,810
Other assets	11,762	11,872

Total assets	$42,576,381	$34,553,473

Liabilities and Shareholders’ Equity

Current liabilities:
Line of credit	$7,123,865	$5,349,953
Current maturities of long-term debt	51,697	50,855
Production advance payable	3,755,104	-
Accounts payable	18,942,329	19,686,168
Accrued royalties	1,321,128	414,696
Accrued expenses and other current liabilities	4,297,063	2,419,100
Deferred revenues	2,842,712	2,842,640
Due to shareholders	-	232,440
Due to related parties	2,200	125,045
Accrued expenses - related parties	79,491	184,766
Total current liabilities	38,415,589	31,305,663

Long-term debt, net of current maturities	1,526,261	1,538,956
Total liabilities	39,941,850	32,844,619

Commitments and contingencies	-	-

Shareholders’ equity:

Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2009 and June 30, 2009	-	-
Series A convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized; 5,653,833 and 5,953,833 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively; aggregate liquidation preference of $5,653,833 at September 30, 2009	565	595
Common stock, $0.0001 par value; 90,000,000 shares authorized; 44,921,600 and 44,530,100 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively	4,492	4,453
Additional paid-in capital	25,367,113	25,210,926
Accumulated deficit	(22,458,819)	(23,145,800)
Accumulated other comprehensive loss	(278,820)	(361,320)

Total shareholders’ equity	2,634,531	1,708,854
Total liabilities and shareholders’ equity	$42,576,381	$34,553,473

See notes to condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,
	2009	2008

Net revenues	$16,709,649	$8,387,703

Cost of goods sold:
Product costs	3,546,686	5,425,553
Royalties	5,000,671	808,921
Intellectual property licenses	119,660	43,980

Total cost of goods sold	8,667,017	6,278,454

Gross profit	8,042,632	2,109,249

Operating expenses:
Warehousing and distribution	286,511	207,583
Sales and marketing	3,655,056	1,995,736
Transaction costs	-	18,380
General and administrative	3,114,768	1,380,425

Total operating expenses	7,056,335	3,602,124

Income (loss) from operations	986,297	(1,492,875)

Interest expense, net	299,316	58,879

Net income (loss)	686,981	(1,551,754)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	-	1,142,439

Net income (loss) attributable to common shareholders	$686,981	$(2,694,193)

Basic income (loss) per share:	$0.02	$(0.08)
Diluted income (loss) per share:	$0.01	$(0.08)

Weighted average number of common shares outstanding - Basic	44,821,051	35,920,100
Weighted average number of common shares outstanding - Diluted	50,649,103	35,920,100

See notes to condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$686,981	$(1,551,754)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	64,877	36,209
Allowances for price protection, returns, and defective merchandise	958,427	(48,374)
Bad debt expense	(37,531)	-
Stock-based compensation expense	156,196	164,362
Amortization of royalties and intellectual property licenses	4,215,050	852,901
Loss on disposal of fixed assets	4,839	-

Changes in operating assets and liabilities:
Accounts receivable	(8,530,233)	4,552,796
Inventories	(3,536,814)	2,149,302
Advances on royalties	(1,449,716)	(2,602,434)
Intellectual property licenses	-	(440,000)
Related party receivables	(38,825)	11,247
Prepaid expenses and other current assets	136,031	(2,094,164)
Accounts payable	(688,416)	(1,965,641)
Production advance payable	3,755,104	-
Accrued royalties	906,432	(273,013)
Accrued expenses - related parties	(105,275)	41,521
Accrued expenses and other current liabilities	1,281,329	(659,048)

Total adjustments	(2,908,525)	(274,336)

Net cash used in operating activities	(2,221,544)	(1,826,090)

Cash flows from investing activities:
Purchases of property and equipment	(26,734)	(185,747)
Change in restricted cash	417,917	65,314
Net cash provided by (used in) investing activities	391,183	(120,433)

Cash flows from financing activities:
Proceeds from line of credit	8,117,146	5,880,000
Repayments of line of credit	(6,343,234)	(8,044,191)
Repayments of long-term debt	(11,853)	(6,163)
Net proceeds from (repayments of) amounts due to shareholders	(232,440)	(228,998)
Net proceeds from (repayments of) amounts due to related parties	(122,845)	41,599
Proceeds from the issuance of Series A convertible preferred stock, net of cash offering costs	-	1,361,281

Net cash provided by (used in) financing activities	1,406,774	(996,472)

Effect of exchange rate changes on cash and cash equivalents	48,757	11,607

Net decrease in cash and cash equivalents	(374,830)	(2,931,388)
Cash and cash equivalents at beginning of the period	648,311	4,095,036

Cash and cash equivalents at end of the period	$273,481	$1,163,648

Supplemental cash flow information:
Cash paid during the period for interest	$99,261	$57,657
Cash paid during the period for taxes	$-	$2,457

Supplemental disclosure of non-cash activities:
Intellectual property licenses included in accrued expenses and other current liabilities	$-	$110,000
Contingent purchase price payment obligation related to Gamecock acquisition	$596,634	$-

See notes to condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies

Business

SouthPeak Interactive Corporation ( the “Company”) is an independent developer and publisher of interactive entertainment software.  The Company develops, markets and publishes videogames for all leading gaming and entertainment hardware platforms, including home videogame consoles such as Microsoft Corporation’s (“Microsoft”) Xbox 360 (“Xbox360”), Nintendo Co. Ltd.’s (“Nintendo”) Wii (“Wii”), Sony Computer Entertainment’s (“Sony”) PlayStation 3 (“PS3”) and PlayStation 2 (“PS2”); handheld platforms such as Nintendo Dual Screen (“DS”), Nintendo DSi, Sony PlayStation Portable (“PSP”), Sony PSPgo, Apple Inc. (“Apple”) iPhone; and personal computers.  The Company’s titles span a wide range of categories and target a variety of consumer demographics, ranging from casual players to hardcore gaming enthusiasts.

The Company maintains its operations in the United States and the United Kingdom. The Company sells its games to retailers and distributors in North America and United Kingdom, and primarily to distributors in the rest of Europe, Australia and Asia.

The Company has one operating segment, a publisher and distributor of interactive entertainment software for home video consoles, handheld platforms and personal computers.  To date, management has not considered discrete geographical or other information to be relevant for purposes of making decisions about allocations of resources.

Gamecock Acquisition

On October 10, 2008, the Company acquired Gone Off Deep, LLC, doing business as Gamecock Media Group (“Gamecock”), pursuant to a definitive purchase agreement.  Gamecock’s operations were included in the Company’s financial statements for all periods subsequent to the consummation of the business combination only.

Liquidity Risk

For the fiscal year ended June 30, 2009, the Company incurred a significant loss.  In order to meet its working capital needs during the past fiscal year as well as currently, the Company has been, and is, dependent on its line of credit with SunTrust Banks, Inc. (“SunTrust”).  This line of credit is scheduled to expire on November 30, 2009.  The line of credit has been in place since 2005 and has been extended every year thereafter. Management is currently in discussions with SunTrust to renew the line of credit.  While management believes the line of credit will be renewed, there are no assurances that the line of credit will be renewed or renewed at terms that are acceptable to the Company.  In the event the line of credit is not renewed, management plans to pursue other financing sources which, based upon the quality of the Company’s receivables, management believes will be available to the Company.  The Company’s largest shareholder who serves as the Company’s chairman, has committed to fund operating cash shortfalls in the absence of another source of financing.   In addition, independent of the risks associated with the non-renewal of the SunTrust line of credit, the Company has engaged an investment bank for the purpose of potentially raising capital to fund its growth most likely through the sale of equity securities during its fiscal year ended June 30, 2010.  However, such capital, if needed and available, may not have terms favorable to the Company or its current shareholders.

The Company’s business model allows it to scale certain of its costs in reference to its available capital and market conditions, including funding new game development costs as well as certain operating expenses, such as sales and marketing costs.  Irrespective of having a credit facility or other funding in place, management closely monitors the retail/consumer landscape, especially for upcoming holiday seasons, and reevaluates its sales and revenue forecasts in order to scale its expenses and game development costs to the Company’s performance and its available capital.  Based on the Company’s projected operating plan, the Company believes that it has access to adequate financial resources to fund its operations for at least the next twelve months.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and for the three month periods ended September 30, 2009 and 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (all of which are of a normal, recurring nature) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies, continued

The accounting policies followed by the Company with respect to unaudited interim financial statements are consistent with those stated in the Company’s annual report on Form 10-K. The accompanying June 30, 2009 financial statements were derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2009 filed with the SEC.

The accompanying unaudited condensed consolidated financial statements include the accounts of SouthPeak Interactive Corporation, and its wholly-owned subsidiaries SouthPeak Interactive, L.L.C., SouthPeak Interactive, Ltd., Vid Sub, LLC, Gone Off Deep, LLC, and Gamecock Media Europe Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of advances on royalties, intellectual property licenses and intangibles, valuation of inventories, realization of deferred income taxes, the adequacy of allowances for sales returns, price protection and doubtful accounts, accrued liabilities, the valuation of stock-based transactions and assumptions used in the Company’s goodwill impairment test.  These estimates generally involve complex issues and require the Company to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates.

Subsequent events have been evaluated through the filing date (November 10, 2009) of these unaudited condensed consolidated financial statements.

Concentrations of Credit Risk, Major Customers and Major Vendors

The financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash balances with financial institutions and accounts receivable. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

The Company has three customers, Wal-Mart, GameStop, and Topware Entertainment, which accounted for 20%, 15%, and 10%, respectively, of consolidated gross revenues for the three months ended September 30, 2009.  Wal-Mart, GameStop, Navarre Corporation, and PDQ Distribution Limited accounted for 18%, 17%, 10%, and 10%, respectively, of consolidated gross accounts receivable at September 30, 2009.  For the three months ended September 30, 2008, Wal-Mart, GameStop, and Circuit City accounted for 20%, 14%, and 10%, respectively, of consolidated gross revenues.  Navarre Corporation, GameStop, and Wal-Mart accounted for 20%, 17% and 15%, respectively, of consolidated gross accounts receivable at June 30, 2009.

The Company publishes videogames for the proprietary console and hand-held platforms created by Microsoft, Sony and Nintendo, pursuant to the licenses they have granted to the Company. Should the Company’s licenses with any of such three platform developers not be renewed by the developer, it would cause a disruption in the Company’s operations. The Company expects that such contracts will be renewed in the normal course of business.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies, continued

Amounts incurred related to these three vendors as of September 30, 2009 and June 30, 2009 and for the three month periods ended September 30, 2009 and 2008 are as follows:

	Cost of Goods Sold — Products		Accounts Payable
	For the three months ended September 30, 2009	For the three months ended September 30, 2008	As of September 30, 2009	As of June 30, 2009

Microsoft	$2,737,842	$191,149	$1,219,934	$142,329
Nintendo	$831,796	$825,303	$-	$-
Sony	$27,522	$390,306	$17,423	$12,493

In addition, the Company has purchased a significant amount of videogames for resale for such platforms from a single supplier. Such purchases amounted to $-0- and $1,536,499 in “cost of goods sold - product costs” for the three months ended September 30, 2009 and 2008, respectively. Amounts included in accounts payable for this vendor at September 30, 2009 and June 30, 2009 totaled $5,625,377 and $8,652,019, respectively.

Restricted Cash

Restricted cash relates to deposits held as cash collateral for the line of credit and funds held in escrow pending resolution of an outstanding litigation matter.

At September 30, 2009 and June 30, 2009, restricted cash consisted of the following:

	September 30, 2009	June 30, 2009
Cash collateral for the line of credit (See Note 5)	$-	$742,199
Funds held in escrow pending resolution of litigation (See Note 10), of which $22,134 and $265,919 is included as a liability at September 30, 2009 and June 30, 2009, respectively	827,665	503,383
Total	$827,665	$1,245,582

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

At September 30, 2009 and June 30, 2009, accounts receivable allowances consisted of the following:

	September 30, 2009	June 30, 2009
Sales returns	$1,726,231	$1,294,082
Price protection	5,489,113	4,998,622
Doubtful accounts	848,866	874,645
Defective items	71,669	47,635

Total allowances	$8,135,879	$7,214,984

Inventories

Inventories are stated at the lower of average cost or market. Management regularly reviews inventory quantities on hand and in the retail channel and records a provision for excess or obsolete inventory based on the future expected demand for the Company’s games. Significant changes in demand for the Company’s games would impact management’s estimates in establishing the inventory provision.  Inventory costs include licensing fees paid to platform proprietors. These licensing fees include the cost to manufacture the game cartridges. These licensing fees included in “cost of goods sold - product costs” amounted to $3,597,160 and $1,406,758 for the three months ended September 30, 2009 and 2008, respectively. Licensing fees included in inventory at September 30, 2009 and June 30, 2009 totaled $1,352,806 and $920,747, respectively.

Advances on Royalties

The Company utilizes independent software developers to develop its games in exchange for payments to the developers based upon certain contract milestones. The Company enters into contracts with the developers once the game design has been approved by the platform proprietors and is technologically feasible.  Accordingly, the Company capitalizes such payments to the developers during development of the games. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owed to the developer from future sales of the game. Any pre-release milestone payments that are not prepayments against future royalties are expensed to “cost of goods sold - royalties” in the period when the game is released. Capitalized royalty costs for those games that are cancelled or abandoned are charged to “cost of goods sold - royalties” in the period of cancellation.  Capitalized costs for games that are cancelled or abandoned prior to product release are charged to “cost of goods sold - royalties” in the period of cancellation. There were no costs for games cancelled or abandoned during the three months ended September 30, 2009 and 2008, respectively.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies, continued

Beginning upon the related game’s release, capitalized royalty costs are amortized to “cost of goods sold – royalties” based on the ratio of current revenues to total projected revenues for the specific game, generally resulting in an amortization period of twelve months or less.

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

Intellectual Property Licenses

Intellectual property license costs consist of fees paid by the Company to license the use of trademarks, copyrights, and software used in the development of games. Depending on the agreement, the Company may use acquired intellectual property in multiple games over multiple years or for a single game.  When no significant performance remains with the licensor upon execution of the license agreement, the Company records an asset and a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records the payments as an asset when paid and as a liability when incurred, rather than upon execution of the agreement. The Company classifies these obligations as current liabilities to the extent they are contractually due within the next twelve months.  Capitalized intellectual property license costs for those games that are cancelled or abandoned are charged to “cost of goods sold - intellectual property licenses” in the period of cancellation. There were no costs for games cancelled or abandoned during the three months ended September 30, 2009 and 2008, respectively.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

Revenue Recognition

The Company recognizes revenue from the sale of videogames upon the transfer of title and risk of loss to the customer. Accordingly, the Company recognizes revenue for software titles when (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable.  The Company’s payment arrangements with customers typically provides for net 30 and 60 day terms. Advances received for licensing and exclusivity arrangements are reported on the consolidated balance sheets as deferred revenues until the Company meets its performance obligations, at which point the revenues are recognized. Revenue is recognized after deducting estimated reserves for returns, price protection and other allowances. In circumstances when the Company does not have a reliable basis to estimate returns and price protection or is unable to determine that collection of a receivable is probable, the Company defers the revenue until such time as it can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies, continued

Some of the Company’s videogames provide limited online features at no additional cost to the consumer. Generally, the Company considers such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, the Company recognizes revenue related to videogames containing these limited online features upon the transfer of title and risk of loss to the customer.  In instances where online features or additional functionality are considered a substantive deliverable in addition to the videogame, the Company takes this into account when applying its revenue recognition policy.  This evaluation is performed for each videogame together with any online transactions, such as electronic downloads or videogame add-ons when it is released.  When the Company determines that a videogame contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the videogame, principally because of its importance to game play, the Company considers that its performance obligations for this game extend beyond the delivery of the game. Fair value does not exist for the online functionality, as the Company does not separately charge for this component of the videogame. As a result, the Company recognizes all of the revenue from the sale of the game upon the delivery of the remaining online functionality.  In addition, the Company defers the costs of sales for this game and recognizes the costs upon delivery of the remaining online functionality.

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

Third-party licensees in Europe distribute Gamecock’s videogames under license agreements with Gamecock. The licensees paid certain minimum, non-refundable, guaranteed royalties when entering into the licensing agreements. Upon receipt of the advances, the Company defers their recognition and recognizes the revenues in subsequent periods as these advances are earned by the Company. As the licensees pay additional royalties above and beyond those initially advanced, the Company recognizes these additional royalties as revenues when earned.

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

Consideration Given to Customers and Received from Vendors

The Company offers sales incentives and other consideration to its customers.  Sales incentives and other consideration that are considered adjustments of the selling price of the Company’s games, such as rebates and product placement fees, are reflected as reductions to revenue.  Sales incentives and other consideration that represent costs incurred by the Company for assets or services received, such as the appearance of games in a customer’s national circular ad, are reflected as sales and marketing expenses.

Cost of Goods Sold

Cost of goods sold includes: manufacturing costs, royalties, and amortization of intellectual property licenses.

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards on the measurement date using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations.

Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Stock compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Company accounts for equity instruments issued to non-employees based on the estimated fair value of the equity instrument that is recorded on the earlier of the performance commitment date or the date the services required are completed.  Until shares under the award are fully vested, the Company marks-to-market the fair value of the options at the end of each accounting period.

Fair Value Measurements

Effective July 1, 2009, the Company adopted the provisions of the fair value measurement accounting and disclosure guidance related to non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis. This standard establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements, and clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The provisions also establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•
Level 2: Quoted prices in active markets for similar assets and liabilities, quoted prices for identically similar assets or liabilities in markets that are not active and models for which all significant inputs are observable either directly or indirectly.

•	Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs for inactive markets.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. While the Company has previously invested in certain assets that would be classified as “level 1,” as of September, 2009, the Company does not hold any “level 1” cash equivalents that are measured at fair value on a recurring basis, nor does the Company have any assets or liabilities that are based on “level 2” or “level 3” inputs.

Comprehensive Income (Loss)

For the three months ended September 30, 2009 and 2008, the Company's comprehensive income (loss) was as follows:

	Three months ended
	September 30, 2009	September 30, 2008
Net income (loss)	$686,981	$(1,551,754)
Other comprehensive income (loss)
Change in foreign currency translation adjustment	82,500	(95,363)
Comprehensive income (loss)	$769,481	$(1,647,117)

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies, continued

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for all periods.  Diluted earnings per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares outstanding, increased by common stock equivalents.  Common stock equivalents represent incremental shares issuable upon exercise of outstanding options and warrants, the conversion of preferred stock and the vesting of restricted stock. However, potential common shares are not included in the denominator of the diluted earnings (loss) per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.  Potentially dilutive securities including outstanding options, warrants, restricted stock, and the conversion of preferred stock amounted to 17,648,624 for the three months ended September 30, 2008.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentations. The reclassifications did not impact previously reported total assets, liabilities, shareholders’ equity or net loss.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has codified a single source of U.S. GAAP, the “Accounting Standards Codification.” Unless needed to clarify a point to readers, the Company will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

During September 2009, the Emerging Issues Task Force (“EITF”) issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables” and EITF 09-3, “Applicability of Statement of Position 97-2 to Certain Arrangements that include Software Elements.”  EITF 08-1 modifies the requirements for determining whether deliverables meet the separate unit of accounting criteria and requires allocation of arrangement consideration based on relative selling price.  EITF 09-3 provides more guidance on whether transactions should be accounted for under SOP 97-2, “Software Revenue Recognition.” The Company must adopt EITF 08-1 and EITF 09-3 at the same time, no later than in the first fiscal year beginning after June 15, 2010, but earlier adoption is permitted.  Companies may adopt prospectively or retrospectively.  The Company is currently evaluating the impact that the adoption of EITF 08-1 and EITF 09-3 will have on the Company’s consolidated financial position and results of operations.

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

The amount of the contingent purchase price payment obligations (the “Gamecock Earn-Out”) will be added to the purchase price (i.e., goodwill) when the contingency is resolved.

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

2. Gamecock Acquisition, continued

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

The valuation of acquired assets and liabilities performed in part by an unrelated third-party valuation firm is as follows:

Working capital, excluding inventories	$827,287
Inventories	156,745
Other current assets	36,369
Property and equipment	209,441

	Estimated useful life
Intangible assets:
Royalty agreements (Advances on royalties)	1 – 2 years	3,424,000
Game sequel titles	5 – 12 years	1,142,000
Non-compete agreements	Less than 1 year	200,000
Distribution agreements	3 years	40,000
Goodwill	Indefinite	6,539,700
Liabilities		(10,792,378)
Total initial purchase consideration		$1,783,164

The following table presents the gross and net balances, and accumulated amortization of the components of the Company’s purchased amortizable intangible assets included in the acquisition as of September 30, 2009:

		Accumulated
	Gross	Amortization	Net

Royalty agreements (Advances on royalties)	$3,424,000	$2,626,352	$797,648
Intangible assets, net
Game sequel titles	$1,142,000	$1,142,000	$-
Non-compete agreements	200,000	200,000	-
Distribution agreements	40,000	12,975	27,025

Total intangible assets, net	$1,382,000	$1,354,975	$27,025

Intangible assets and goodwill are expected to be tax deductible.  During the year ended June 30, 2009, the Company incurred an impairment charge of $1,142,000 related to write-off of acquired game sequel titles due to the underperformance of the acquired titles.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. Gamecock Acquisition, continued

The estimated future decreases (increases) to net income (loss) from the amortization of the finite-lived intangible assets are the following amounts:

Year ending June 30,
2010 (nine months ended June 30, 2010)	$10,000
2011	$13,333
2012	$3,692

The weighted average estimated amortization period as of September 30, 2009 is 24 months.

As of September 30, 2009, a total of $1,472,687, which may be netted contractually against adjustments for excess payables, as defined pursuant to the Gamecock Agreement, of the Gamecock Earn-Out has been achieved and was included to goodwill in the consolidated balance sheets.

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

For the three months ended September 30,
2008
Pro forma net revenues	$9,033,730
Pro forma net loss	(36,805,975)
Pro forma net loss per share—basic	$(1.02)
Pro forma net loss per share—diluted	$(1.02)

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

3. Inventories

At September 30, 2009 and June 30, 2009, inventories consist of the following:

	September 30, 2009	June 30, 2009
Finished goods	$4,710,305	$3,858,518
Purchased parts and components	3,286,346	601,319
Total	$7,996,651	$4,459,837

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Property and Equipment, net

At September 30, 2009 and June 30, 2009, property and equipment, net was comprised of the following:

	September 30, 2009	June 30, 2009
Land	$544,044	$544,044
Building and leasehold improvements	1,496,098	1,496,147
Computer equipment and software	736,774	719,621
Office furniture and other equipment	357,739	353,406
	3,134,655	3,113,218

Less: accumulated depreciation and amortization	406,525	359,079

Property and equipment, net	$2,728,130	$2,754,139

Depreciation and amortization expense for the three months ended September 30, 2009 and 2008 was $47,982 and $36,209, respectively.

5. Line of Credit

The Company has a $7.5 million revolving line of credit facility with a financial institution that expires on November 30, 2009. From time to time the financial institution in its sole and absolute discretion may increase the Company’s line of credit in the form of an overadvance agreement. As of September 30, 2009 and June 30, 2009, the Company’s borrowing base may not exceed 65% of eligible accounts receivable plus $500,000. The line of credit bears interest at prime plus ½%, which was 3.75% at September 30, 2009 and June 30, 2009. The financial institution processes payments received on such accounts receivable as payments on the revolving line of credit. The line is collateralized by gross accounts receivable of approximately $13,103,000 and $8,673,000 at September 30, 2009 and June 30, 2009, respectively. The line of credit is further collateralized by personal guarantees, and pledge of personal securities and assets by two Company shareholders, one of whom is the Company’s chairman, and certain other affiliates. The agreement contains certain financial and non-financial covenants. At September 30, 2009, the Company was in compliance with these covenants.

At September 30, 2009 and June 30, 2009, the outstanding line of credit balance was $7,123,865 and $5,349,953, respectively. At September 30, 2009 and June 30, 2009, the Company had $876,135 and $-0-, respectively, available under its credit facility. For the three months ended September 30, 2009 and 2008, interest expense relating to the line of credit was $51,759 and $31,132, respectively.

6. Long-term Debt

At September 30, 2009 and June 30, 2009, long-term debt was comprised of the following:

	September 30, 2009	June 30, 2009
Mortgages payable
First National Bank	$1,033,150	$1,039,078
Southwest Securities, FSB	489,955	493,437
Vehicle note payable	54,853	57,296

Total debt	1,577,958	1,589,811
Less current portion	51,697	50,855
Total long-term debt	$1,526,261	$1,538,956

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Long-term Debt, continued

In connection with the purchase of an office building in Grapevine, Texas, the Company entered into a five year mortgage with a financial institution in the amount of $500,000.  The interest rate on the mortgage adjusts daily to prime plus 1.0% (5.5% at September 30, 2009).  Principal and interest are payable in monthly installments of $3,439 continuing until January 28, 2014 when the entire balance of principal and accrued interest is due and payable.  The mortgage is secured by the land and building. The Company’s chairman has personally guaranteed the mortgage note.

In connection with the purchase of an office building and land in Grapevine, Texas, the Company entered into a 20 year mortgage with a financial institution in the amount of $1,068,450. The interest rate on the mortgage adjusts every five years to prime minus ¼% (7.5% at September 30, 2009). The monthly principal and interest payment is $8,611 with interest only payments for the first six months. The mortgage is secured by the purchased land and building. Two shareholders of the Company, one of whom is the Company’s chairman, have personally guaranteed the mortgage note.

The scheduled maturities of the long-term debt are as follows:

Year ending June 30,
2010 (nine months ended June 30, 2010)	$39,002
2011	54,478
2012	58,363
2013	62,530
2014	478,008
Thereafter	885,577

Total	1,577,958

Less: current maturities	51,697

Long-term debt, net of current portion	$1,526,261

7. Related Party Transactions

Related Party Receivables

Related party receivables consist of short-term advances to employees and an overpayment of amounts owed to an affiliate of two shareholders of the Company, one of whom is the Company’s chairman. No allowance has been provided due to the short-term nature and recoverability of such advances.

Due to Shareholders

During the year ended June 30 2009, the Company’s chairman advanced the Company $307,440. The advance was unsecured, payable on demand and non-interest bearing.  Subsequent to June 30, 2009, the amount was repaid.  At September 30, 2009 and June 30, 2009, the amount due was $0 and $232,440, respectively.

Due to Related Parties

During the year ended June 30, 2009, the Company collected sales commissions totaling $226,216 on behalf of an affiliate of two shareholders of the Company, one of whom is the Company’s chairman.  At June 30, 2009,  $113,499 was payable to the affiliate and is included in due to related parties in the accompanying consolidated balance sheets.  At September 30, 2009, the Company was owed $38,390 from this affiliate, resulting from an overpayment of amounts owed.  This amount is classified as related party receivables at September 30, 2009 in the accompanying consolidated balance sheets.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Related Party Transactions, continued

During the three months ended September 30, 2009 and 2008, the Company expensed $6,600 and $20,850, respectively, related to broadband usage from an internet service provider partially owned by two shareholders of the Company, one of whom is the Company’s chairman, of which $2,200 and $11,546 remained as a payable to the affiliate and is included in due to related parties in the accompanying consolidated balance sheets at September 30, 2009 and June 30, 2009, respectively.  These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Accrued Expenses - Related Parties

Accrued expenses - related parties as of and for the three months ended September 30, 2009 and the year ended June 30, 2009 are as follows:

	Three months ended September 30, 2009	Year ended June 30, 2009
Balance at beginning of period	$184,766	$5,770
Expenses incurred:
Rent	27,500	100,250
Commissions	93,066	705,032
Less: amounts paid	(225,841)	(626,286)
Balance at end of period	$79,491	$184,766

The Company incurred sales commissions for the marketing and sale of videogames with two affiliates of the Company’s chairman.  Sales commissions for the three months ended September 30, 2009 and 2008 were $93,066 and $147,599, respectively.  These amounts are included in sales and marketing in the accompanying consolidated statements of operations.

Lease - Related Parties

The Company leases certain office space from a company whose shareholders are also shareholders of the Company, one of whom is the Company’s chairman.  Related party lease expense was $27,500 and $22,625 for the three months ended September 30, 2009 and  2008, respectively.  These amounts are included in the general and administrative expense in the accompanying consolidated statements of operations. The lease expires on December 31, 2010.

The Company leases certain office space to a company whose shareholders are also shareholders of the Company, one of whom is the Company’s chairman.  Related lease income was $-0- and $3,907 for the three months ended September 30, 2009 and 2008, respectively.  These amounts are included in general and administrative expense in the accompanying consolidated statements of operations.  The lease expires on December 31, 2010.

8. Commitments

Total future minimum commitments are as follows:

	Software	Office
	Developers	Lease	Total
For the year ending June 30,

2010 (nine months ended June 30, 2010)	$8,928,364	$119,544	$9,047,908
2011	788,000	88,999	876,999
2012	-	33,999	33,999
2013	-	31,166	31,166
Total	$9,716,364	$273,708	$9,990,072

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Commitments, continued

Developer of Intellectual Property Contracts

The Company regularly enters into contractual arrangements with third parties for the development of games as well as the rights to license intellectual property. Under these agreements, the Company commits to provide specified payments to a developer or intellectual property holders, based upon contractual arrangements, and conditioned upon the achievement of specified development milestones. These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recouped against future royalties earned by the developers based on the sale of the related game. On October 26, 2007, the Company executed an agreement with a third party game developer in connection with certain development agreements. Pursuant to the agreement, the Company has committed to spend specified amounts for marketing support of the related game which is to be developed. “Cost of goods sold - royalties” related to this development agreement amounted to $5,000,671 and $808,921 for the three months ended September 30, 2009 and 2008, respectively.

Lease Commitments

In January 2008, the Company entered into a new four year lease for its United Kingdom office, with a yearly rent of approximately $30,000 plus value added tax (VAT).  Prior to this lease, the United Kingdom office had a one year lease for office space beginning in December 2007, with a monthly rent of approximately $5,200.  Office rent expense for the three months ended September 30, 2009 and 2008 was $5,862 and $17,099, respectively.

The Company entered into a non-cancelable operating lease with an affiliate, on January 1, 2008, for offices located in Midlothian, Virginia. The lease provided for monthly payments of $7,542 for the first 12 months and increased to $9,167 in January 2009 for the remaining 24 months. Office rent expense for the three months ended September 30, 2009 and 2008 was $27,500 and $22,625, respectively.

Employment Agreements

The Company has employment agreements with several members of senior management. The agreements, with terms ranging from approximately two to three years, provide for minimum salary levels, performance bonuses, and severance payments.

9. Stock-based Compensation

In May 2008, the Company’s board of directors and its shareholders approved the 2008 Equity Incentive Compensation Plan (the “2008 Plan”) for the grant of stock awards, including restricted stock and stock options, to officers, directors, employees and consultants.  The 2008 Plan expires in May 2018. Shares available for future grant as of September 30, 2009 and June 30, 2009 were 2,610,867 and 2,924,200, respectively, under the 2008 Plan.

Stock awards and shares are generally granted at prices which the Company’s board of directors believes approximate the fair market value of the awards or shares at the date of grant. Individual grants generally become exercisable ratably over a period of three years from the date of grant. The contractual terms of the options range from three to ten years from the date of grant.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation to employees and non-employees. The determination of fair value is affected by the Company’s stock price and volatility, employee exercise behavior, and the time for the shares to vest.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Stock-based Compensation, continued

The assumptions used in the Black-Scholes option pricing model to value the Company’s option grants  to employees and non-employees were as follow:

	For the three months ended September 30, 2009	For the three months ended September 30, 2008
Risk-free interest rate	2.5 – 3.5%	4.01%
Weighted-average volatility	161 – 165%	57.56%
Expected term	5.5 – 9.7 years	6 years
Expected dividends	0.0%	0.0%

The following table summarizes the stock-based compensation expense resulting from stock options and restricted stock in the Company’s consolidated statements of operations:

	For the three months ended September 30, 2009	For the three months ended September 30, 2008
Sales and marketing	$27,622	$37,734
General and administrative	128,574	126,628
Total stock-based compensation expense	$156,196	$164,362

As of September 30, 2009, the Company’s unrecognized stock-based compensation for stock options issued to employees and non-employee directors was approximately $794,000 and will be recognized over a weighted average of 1.8 years.  The Company estimated a 5% forfeiture rate related to the stock-based compensation expense calculated for employees and non-employee directors.

The following table summarizes the Company’s stock option activity for employees, non-employee directors, and non-employees for the three months ended September 30, 2009:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2009	1,960,300	$1.69	-	$-
Activity for the three months ended September 30, 2009
Granted	328,000	0.74	-	-
Exercised	-	-	-	-
Forfeited, cancelled or expired	79,667	1.83	-	-
Outstanding as of September 30, 2009	2,208,633	$1.54	8.31	$-
Exercisable as of September 30, 2009	328,333	$2.30	8.75	$-
Exercisable and expected to be exercisable	2,032,773	$1.56	8.27	$-

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price ($0.51 per share) as of September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted average fair value of stock options granted to employees and non-employee directors during the three months ended September 30, 2009 was $0.70 per share.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Stock-based Compensation, continued

The following table summarizes the Company’s restricted stock activity for the three months ended September 30, 2009:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of June 30, 2009	115,500	$2.14
Activity for the three months ended September 30, 2009
Granted	65,000	0.75
Vested	91,500	2.30
Forfeited, cancelled or expired	-	-
Outstanding as of September 30, 2009	89,000	$0.96
Vested as of September 30, 2009	91,500	$2.30

10. Contingencies

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

Since the registration statement was not declared effective by the SEC within the prescribed time period, the Company is obligated to make pro rata payments to each holder of Series A convertible preferred stock in an amount equal to .5% of the aggregate amount invested by such holder of Series A convertible preferred stock for each 30 day period (or portion thereof) for which no registration statement is effective. Accordingly, the Company has recognized a liability for liquidating damages and interest totaling $196,511 for the year ended June 30, 2009.  The amount of the liability at September 30, 2009 and June 30, 2009 was $196,511.

The Company is engaged in ordinary routine litigation incidental to the Company’s business to which the Company is a party. While the Company cannot predict the ultimate outcome of these various legal proceedings, it is management’s opinion that the resolution of these matters should not have a material effect on the consolidated financial position or results of operations of the Company.

On March 12, 2009, the Company, Gamecock, SouthPeak Interactive, Ltd. and Gamecock Media Europe, Ltd. were served with a complaint by a videogame distributor alleging a breach of contract and other claims related to a publishing and distribution agreement, or the Distribution Agreement, entered into between Gamecock Media Europe, Ltd. and the videogame distributor in January 2008. The videogame distributor is seeking the return of $4,590,000 in advances, an injunction against the Company and its subsidiaries, approximately $650,000 in specified damages, further damages to be assessed, and discretionary interest and costs.  Gamecock Media Europe, Ltd. has filed a counterclaim against the videogame distributor for $950,000 and discretionary interest and costs, resulting from videogame sales and the achievement of a milestone under the Distribution Agreement.  The case was heard in the United Kingdom in July 2009 and closing submissions were made to the court on or about July 22, 2009.  The court has reserved judgment and the Company expects a decision in the near future.  As part of the court proceedings between the Company and the videogame distributor, the Company agreed (to avoid further costly hearings) to pay 35% of certain European sales into an escrow account pending the final resolution of the case.  As of September 30, 2009, the amount held in escrow was approximately $827,665 and is included in restricted cash.  Legal expenses associated with this complaint have been expensed as incurred.  The Company’s management currently believes that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, legal issues are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of this matter could have a material adverse effect on the Company’s consolidated financial position and the results of operations in the period in which any such effect is recorded.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Contingencies, continued

On October 27, 2008, Gamecock was served with a demand for arbitration by a developer alleging various breaches of contract related to a publishing agreement entered into between Gamecock and the developer on December 12, 2007. The developer is seeking an award of $4,910,000, termination of the agreement, exclusive control of the subject videogame, and discretionary interest and costs. Gamecock has responded stating that the developer’s attempts to terminate the publishing agreement constitute wrongful termination of the agreement and breach of the agreement. Gamecock has also filed a counterclaim against the developer seeking the return of approximately $5.9 million in advances on royalties in the event the publishing agreement is terminated.  The developer has filed a supplemental demand for arbitration concerning royalty payments due under a separate publishing agreement and is seeking an award of $41,084.  The arbitration hearing has been scheduled for January 2010.  As of September 30, 2009, no amounts have been accrued related to this matter.  The Company’s management currently believes that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, legal issues are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of this matter could have a material adverse effect on the Company’s consolidated financial position and the results of operations in the period in which any such effect is recorded.

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

11. Production Advance Payable

On August 13, 2009, the Company entered into a unit production financing agreement with a producer relating to the production of certain games, of which the balance under this agreement was $3,755,104 at September 30, 2009.  Production fees relating to this production advance for the three months ended September 30, 2009 totaled $199,946 and are included in interest expense. As of September 30, 2009, accrued and unpaid production fees totaled approximately $200,000 and are included in accrued expenses and other current liabilities. The Company is obligated to pay approximately $103,000 of production fees for every month the full production advance is outstanding past its due date of November 14, 2009.  Pursuant to the agreement, the Company has assigned to the producer a portion of the net revenues related to the sale of certain games in Europe.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended June 30, 2009.

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

Sources of Revenue

Revenue is primarily derived from the sale of software titles developed on our behalf by independent software developers and videogame studios.  Our unique business model of globally sourcing and developing creative product allows us to better manage our fixed costs relative to our competition.  In North America, we sell our videogames both to retailers and distributors, and in Europe, Australia and Asia, we primarily sell our videogames to distributors.

Our operating margins are dependent in part upon our ability to continually release new products that perform according to our budgets and forecasts, and manage our product development costs. Our product development costs include license acquisition, videogame development, and third-party royalties. Agreements with third-party developers generally give us exclusive publishing and marketing rights and require us to make advance royalty payments, pay royalties based on product sales, and satisfy other conditions.

First Quarter 2010 Releases

We released the following videogames in the three months ended September 30, 2009:

Title	Platform	Date Released
EU Rome Gold	PC	7/7/2009
East India Company	PC	7/9/2009
Brave: A Warrior’s Tale	X360, Wii	8/1/2009
Hearts of Iron 3	PC	8/3/2009
Raven Squad: Hidden Dagger	X360, PC	8/21/2009
Section 8	X360, PC	8/26/2009
Trine	PC	9/4/2009
Majesty 2: The Fantasy Kingdom	PC	9/16/2009
Supreme Ruler 2020	PC	9/17/2009
Fallen Earth	PC	9/28/2009

Cost of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold consists of royalty payments to third-party developers, license fees to videogame manufacturers, intellectual property costs for items such as trademarked characters and game engines, and manufacturing costs of videogame discs, cartridges or similar media. Videogame system manufacturers approve and manufacture each videogame for their videogame system.  The videogame system manufacturers charge us a license fee for each videogame based on the number of videogames manufactured.  Should some of the videogames ultimately not be sold, or the sales price to the retailer be reduced by us through price protection, no adjustment is made by the videogame system manufacturer to the license fee originally charged.  Because of the terms of these license fees, we may have an increase in the cost of goods sold as a percent of net revenue should we fail to sell a number of copies of a videogame for which a license has been paid, or if the price to the retailer is reduced.

We utilize third-parties to develop our videogames on a royalty payment basis. We enter into contracts with independent software developers and videogame studios once the videogame design has been approved by the videogame system manufacturer and is technologically feasible.  Payments to independent software developers and videogame studios are made when certain contract milestones are reached, and these payments are capitalized. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owing to the independent software developer or videogame studio from the sales of the videogame. To the extent these prepaid royalties are sales performance related, the royalties are expensed against projected sales revenue at the time a videogame is released and charged to costs of goods sold. Any pre-release milestone payments that are not prepayments against future royalties are expensed when a videogame is released and then charged to costs of goods sold. Capitalized costs for videogames that are cancelled or abandoned prior to product release are charged to “cost of goods sold - royalties” in the period of cancellation.

Warehousing and Distribution Expenses. Our warehousing and distribution expenses primarily consist of costs associated with warehousing, order fulfillment, and shipping. Because we use third-party warehousing and order fulfillment companies in North America and in Europe, the expansion of our product offerings and escalating sales will increase our expenditures for warehousing and distribution in proportion to our increased sales.

Sales and Marketing Expenses. Sales and marketing expenses consist of salaries and related costs, advertising, marketing and promotion expenses, and commissions to external sales representatives. As we release more newly published videogames, advertising, marketing and promotion expenses are expected to rise accordingly. We recognize advertising, marketing and promotion expenses as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related ad is run for the first time. We also engage in cooperative marketing with some of our retail channel partners. We accrue marketing and sales incentive costs when revenue is recognized and such amounts are included in sales and marketing expense when an identifiable benefit to us can be reasonably estimated; otherwise, the incentives are recognized as a reduction to net revenues. Such marketing is offered to our retail channel partners based on a single sales transaction, as a credit on their accounts receivable balance, and would include items such as contributing to newspaper circular ads and in-store banners and displays.

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

Interest and Financing Costs. Interest and financing costs are attributable to our line of credit and financing arrangements that are used to fund development of videogames with independent software developers and videogame studios. Additionally, such costs are used to finance accounts receivables prior to payment by customers.

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

Our significant accounting policies are described in Note 1 to the accompanying consolidated financial statements and in our annual report on Form 10-K for the year ended June 30, 2009. The following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Beginning upon the related videogame’s release, capitalized royalty costs are amortized to “cost of goods sold – royalties,” based on the ratio of current revenues to total projected revenues for the specific videogame, generally resulting in an amortization period of twelve months or less.

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

Beginning upon the related videogame’s release, capitalized intellectual property license costs are amortized to “cost of sales - intellectual property licenses” based on the greater of: (1) the ratio of current revenues for the specific videogame to total projected revenues for all videogames in which the licensed property will be utilized or (2) the straight-line amortization based on the useful lives of the asset. As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.

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

Revenue Recognition.  We recognize revenues from the sale of our videogames upon the transfer of title and risk of loss to the customer.   Accordingly, we recognize revenues for software titles when (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable, and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide for net 30 and 60 day terms. Advances received for licensing and exclusivity arrangements are reported on the consolidated balance sheets as deferred revenues until we meet our performance obligations, at which point the revenues are recognized. Revenue is recognized after deducting estimated reserves for returns, price protection and other allowances. In circumstances when we do not have a reliable basis to estimate returns and price protection or we are unable to determine that collection of a receivable is probable, we defer the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

Some of our videogames provide limited online features at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we recognize revenue related to videogames containing these limited online features upon the transfer of title and risk of loss to our customer. In instances where online features or additional functionality are considered a substantive deliverable in addition to the videogame, we take this into account when applying our revenue recognition policy. This evaluation is performed for each videogame together with any online transactions, such as electronic downloads or videogame add-ons when it is released. When we determine that a videogame contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the videogame, principally because of its importance to game play, we consider that our performance obligations for this game extend beyond the delivery of the game. Fair value does not exist for the online functionality, as we do not separately charge for this component of the videogame. As a result, we recognize all of the revenue from the sale of the game upon the delivery of the remaining online functionality. In addition, we defer the costs of sales for this game and recognize the costs upon delivery of the remaining online functionality.

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

Third-party licensees in Europe distribute Gamecock’s videogames under license agreements with Gamecock. The licensees paid certain minimum, non-refundable, guaranteed royalties when entering into the licensing agreements. Upon receipt of the advances, we defer their recognition and recognize the revenues in subsequent periods as these advances are earned by us. As the licensees pay additional royalties above and beyond those initially advanced, we recognize these additional royalties as revenues when earned.

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

Stock-Based Compensation. We estimate the fair value of stock-based payment awards on the measurement date using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations.

Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Stock compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We account for equity instruments issued to non-employees in accordance with FASB guidance surrounding stock compensation and equity-based payment for non-employees.

We estimate the value of employee, non-employee director and non-employee stock options on the date of grant using the Black-Scholes option pricing model. Our determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

Assessment of Impairment of Goodwill. Current accounting standards provide for a two-step approach to testing goodwill for impairment, which must be performed at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities.

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

Consolidated Results of Operations

The following table sets forth our results of operations expressed as a percentage of net revenues for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008

Net revenues	100.0%	100.0%

Cost of goods sold:
Product costs	21.2%	64.7%
Royalties	29.9%	9.6%
Intellectual property licenses	0.7%	0.5%
Total cost of goods sold	51.9%	74.9%

Gross profit	48.1%	25.1%

Operating expenses:
Warehousing and distribution	1.7%	2.5%
Sales and marketing	21.9%	23.8%
Transaction costs	-	0.2%
General and administrative	18.6%	16.5%
Total operating expenses	42.2%	42.9%

Income (loss) from operations	5.9%	(17.8)%

Interest expense, net	1.8%	0.7%

Net income (loss)	4.1%	(18.5)%

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	-	13.6%
Net income (loss) attributable to common shareholders	4.1%	(32.1)%

Three Months Ended September 30, 2009 and 2008

Net Revenues. Net revenues for the three months ended September 30, 2009 were $16,709,649, an increase of $8,321,946, or 99%, from net revenues of $8,387,703 for the three months ended September 30, 2008. The increase in net revenues was primarily driven by releasing an increased number of titles.  For the three months ended September 30, 2009, the number of videogame units sold increased to approximately 737,000, an increase of 207,000 units from the units sold in the prior period. Average net revenue per videogame unit sold increased 43%, from $15.83 to $22.67 for the three months ended September 30, 2008 and 2009, respectively. This average increase in price is mainly due to selling more units for next generation platforms, which have a higher MSRP, in the three months ended September 30, 2009 versus the prior period.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2009 increased to $8,667,017, up $2,388,563, or 38%, from $6,278,454 for the prior period. The cost of royalty expense for the three months ended September 30, 2009 was $5,000,671, an increase of 518%, from royalty expense of $808,921 for the three months ended September 30, 2008.  This increase is attributable to an increase in developer royalty agreements associated with the increased number of titles released during the period.

Gross Profit. For the three months ended September 30, 2009 and 2008, gross profit increased to $8,042,632 from $2,109,249, or 281%, and gross profit margin increased to approximately 48% from 25%. The increase in gross profit is attributed to selling more units for next generation platforms, which have a higher MSRP, in the three months ended September 30, 2009 versus the prior period.

Warehousing and Distribution Expenses. For the three months ended September 30, 2009 and 2008, warehousing and distribution expenses were $286,511 and $207,583, respectively, resulting in an increase of 38%. This increase is due primarily to the increase in the number of units shipped from 530,000 during the three months ended September 30, 2008 to 737,000 during the three months ended September 30, 2009.

Sales and Marketing Expenses. For the three months ended September 30, 2009, sales and marketing expenses increased 83% to $3,655,056 from $1,995,736 for the three months ended September 30, 2008. This increase is primarily due to increased marketing budgets relating to the launch of two Xbox 360 titles released in the quarter, Section 8 and Raven Squad and continued marketing for the My Baby brand.  Sales and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes. Included in sales and marketing expenses for the three months ended September 30, 2009 and 2008 is a non-cash charge of $27,622 and $37,734, respectively, for stock options granted to vendors and other non-employees.

General and Administrative Expenses. For the three months ended September 30, 2009, general and administrative expenses increased 126% to $3,114,768 from $1,380,425 for the prior period. The increase in general and administrative expenses was primarily due to wages of $939,619, professional fees of $1,277,847 and a non-cash charge of $128,574 related to employee stock options and restricted stock. Travel and entertainment expenses were $87,120 for the three months ended September 30, 2008, as compared to $53,323 for the three months ended September 30, 2009. General and administrative expenses as a percentage of net revenues increased, to approximately 19% for the three months ended September 30, 2009 from 17% for the prior period.

Transaction Costs. For the three months ended September 30, 2008, we incurred $18,380 in costs related to the reverse acquisition. These costs included professional fees to accounting firms, law firms and advisors.

Operating Income/Loss. For the three months ended September 30, 2009, our operating income was $986,297, as compared to an operating loss of $1,492,875 for the prior period.

Interest and Financing Costs. For the three months ended September 30, 2009, interest and financing costs increased to $299,316 from $58,879 for the prior period due to an increase in average borrowings as a result of the increase in our accounts receivable and a decrease in working capital resulting from the full deployment of the proceeds we received from the sale of Series A convertible preferred stock in fiscal years 2009 and 2008. The increase is also attributable to expense related to the production advance payable.

Net Income/Loss. For the three months ended September 30, 2009, our net income was $686,981, as compared to a net loss of $1,551,754 for the prior period.

Quarterly Operating Results Not Meaningful

Our quarterly net revenues and operating results have varied widely in the past and can be expected to vary in the future due to numerous factors, several of which are not under our control. These factors include the timing of our release of new titles, the popularity of both new titles and titles released in prior periods, changes in the mix of titles with varying gross margins, the timing of customer orders, and fluctuations in consumer demand for gaming platforms. Accordingly, our management believes that quarter-to-quarter comparisons of our operating results are not meaningful.

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our videogames, (ii) working capital, and (iii) capital expenditures. Historically, we have met our capital needs through our operating activities, our line of credit, through the sale of our equity securities, and, prior to the reverse acquisition, loans from related parties and our shareholders. Our cash and cash equivalents were $273,481 at September 30, 2009 and $648,311 at June 30, 2009.

Line of Credit. We have a line of credit with a financial institution, which comes due on November 30, 2009 and is currently in the process of being renewed. The line of credit bears interest at prime plus ½%, which was 3.75% at September 30, 2009. Availability under the line of credit is restricted to 65% of our eligible accounts receivable plus $500,000. The line of credit is primarily secured by our accounts receivable. The line of credit is further secured by the personal guarantees and pledge of personal securities and assets, of two of our shareholders and certain of their affiliates. At September 30, 2009, we were in compliance with all of the line of credit’s covenants and requirements.

At September 30, 2009 and June 30, 2009, the outstanding line of credit balance was $7,123,865 and $5,349,953, respectively, and the remaining available under the line of credit amounted to $876,135 and  $-0-, respectively.

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

At September 30, 2009 and June 30, 2009, amounts due from our three largest customers comprised approximately 45% and 52% of our gross accounts receivable balance, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer’s credit worthiness and economic conditions that may impact our customers’ business and access to capital. We are monitoring the current turmoil in the economy, the global contraction of current credit and other factors as they relate to our customers in order to manage the risk of uncollectible accounts receivable.

Preferred Stock. During the fourth quarter of fiscal year 2008 and the first half of fiscal year 2009, we sold 14,563,833 shares of preferred stock valued at $14,563,833, which provided additional liquidity to fund our continued growth through investment in videogame development.

Although there can be no assurance, we believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our line of credit, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months. In addition, if we were to become unable to fully fund our cash requirements through current cash and cash equivalents and projected cash flow from operations, we would need to obtain additional financing through a combination of equity and debt financings. If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing, particularly in light of the general economic downturn.

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

For the three months ended September 30, 2009 and 2008, we had net cash used in operating activities of $2,221,544 and $1,826,090, respectively.

During the three months ended September 30, 2009, investing activities resulted in net cash provided of $391,183 and during the three months ended September 30, 2008, investing activities resulted in net cash used of $120,433. The cash provided was a result of the increase in restricted cash during the three months ended September 30, 2009.

During the three months ended September 30, 2009, financing activities resulted in net cash provided of $1,406,774 and during the three months ended September 30, 2008, financing activities resulted in net cash used of $996,472.

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

International Operations. Net revenue earned outside of North America is principally generated by our operations in Europe, Australia and Asia. For the three months ended September 30, 2009 and 2008, approximately 28% and 11%, respectively, of our net revenue was earned outside of the U.S. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended June 30, 2009. Our exposures to market risk have not changed materially since June 30, 2009.

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

•
There were material operational deficiencies in our controls over related party transactions which resulted in a more than remote likelihood that a material misstatement or lack of disclosure in our interim financial statements would not be prevented or detected.  Management determined that established controls over related party transactions were not consistently applied to all related party transactions. This inconsistent application led to breakdowns in communication between management and our accounting department and resulted in an increased likelihood that the accounting department would not detect a significant transaction affecting us, which would lead to a material adjustment to our books and records or a material change to the disclosure in the footnotes to our interim financial statements. This material weakness resulted in adjustments to inventories, due to shareholders, and product costs in our condensed consolidated financial statements for the three and nine month periods ended March 31, 2009.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our interim Chief Financial Officer, and in consultation with our Chairman and our interim Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and that such information required to be disclosed was accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based upon this reevaluation, our Chief Executive Officer, who is also serving as our interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2009 as a result of the previously identified material weaknesses in our internal control over financial reporting.

In connection with the preparation of our annual report on Form 10-K for the year ended June 30, 2009, under the supervision and with the participation of management, including our Chief Executive Officer, who is also serving as our interim Chief Financial Officer, and in consultation with our Chairman and our interim Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework”, our management concluded that our internal control over financial reporting was not effective as of June 30, 2009 as a result of the previously identified material weaknesses.

Changes in Internal Control over Financial Reporting

As discussed above, as of June 30, 2009, we had material weaknesses in our internal control over financial reporting.

In addition to the remediation measures described below under the heading “Remediation Steps to Address Material Weakness,” we have made the following changes to address the previously reported material weaknesses in internal control over financial reporting and disclosure controls and procedures:

•	we implemented a closing calendar and consolidation process that includes accrual based financial statements being reviewed by qualified personnel in a timely manner;

•	we review consolidating financial statements with senior management and the audit committee of the board of directors; and

•	we complete disclosure checklists for both GAAP and SEC required disclosures to ensure disclosures are complete.

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

Additionally, in connection with our remediation process we are implementing the following remediation measures:

•	we are developing additional training for our accounting personnel and reallocating duties of certain accounting personnel;

•	we are implementing access controls into our financial accounting software;

•	we are enhancing procedures and documentation supporting our accruals;

•	we are beginning an internal communication program with our employees regarding ethics and the availability of our internal fraud hotline; and

•	we are incorporating more robust management review of our general and administrative expense accruals.

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

On October 27, 2008, Gamecock was served with a demand for arbitration by a developer alleging various breaches of contract related to a publishing agreement entered into between Gamecock and the developer on December 12, 2007. The developer is seeking an award of $4,910,000, termination of the agreement, exclusive control of the subject videogame, and discretionary interest and costs. Gamecock has responded stating that the developer’s attempts to terminate the publishing Agreement constitute wrongful termination of the agreement and breach of the agreement. Gamecock has also filed a counterclaim against the developer seeking the return of approximately $5.9 million in advances on royalties in the event the publishing agreement is terminated.  The developer has filed a supplemental demand for arbitration concerning royalty payments due under a separate publishing agreement and is seeking an award of $41,084.  The arbitration hearing has been scheduled for January 2010.  As of September 30, 2009, no amounts have been accrued related to this matter.

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

Item 1A.  Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended June 30, 2009 includes a discussion of our risk factors.  There have been no material changes to risk factors as previously disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on October 13, 2009.

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
Date: November 11, 2009

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