Form 10-Q
period 2009-12-31
SouthPeak Interactive CORP
filed 2010-02-16
CIK 1336262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2009
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

Yes ☐     No ☑

As of February 11, 2010, 46,193,600 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

PART I

Item 1.  Condensed Consolidated Financial Statements

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$658,609	$648,311
Restricted cash	849,600	1,245,582
Accounts receivable, net of allowances of $6,648,613 and $7,214,984 at December 31, 2009 and June 30, 2009, respectively	7,327,750	4,972,417
Inventories	3,710,148	4,459,837
Current portion of advances on royalties	6,867,061	8,435,415
Current portion of intellectual property licenses	383,571	410,995
Related party receivables	60,842	33,207
Prepaid expenses and other current assets	530,449	573,145

Total current assets	20,388,030	20,778,909

Property and equipment, net	2,778,721	2,754,139
Advances on royalties, net of current portion	1,551,869	1,556,820
Intellectual property licenses, net of current portion	1,726,071	1,917,858
Goodwill	8,031,766	7,490,065
Intangible assets, net	23,692	43,810
Other assets	11,600	11,872

Total assets	$34,511,749	$34,553,473

Liabilities and Shareholders’ Equity

Current liabilities:
Line of credit	$5,310,732	$5,349,953
Current maturities of long-term debt	63,649	50,855
Production advance payable in default	3,755,104	-
Accounts payable	12,056,142	19,686,168
Accrued royalties	1,693,805	414,696
Accrued expenses and other current liabilities	5,004,449	2,419,100
Accrued litigation costs	4,308,035	-
Deferred revenues	295,301	2,842,640
Due to shareholders	-	232,440
Due to related parties	4,400	125,045
Accrued expenses - related parties	137,288	184,766
Total current liabilities	32,628,905	31,305,663

Long-term debt, net of current maturities	1,574,608	1,538,956
Total liabilities	34,203,513	32,844,619

Commitments and contingencies	-	-

Shareholders’ equity:

Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2009 and June 30, 2009	-	-
Series A convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized; 5,653,833 and 5,953,833 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively; aggregate liquidation preference of $5,653,833 at December 31, 2009	565	595
Common stock, $0.0001 par value; 90,000,000 shares authorized; 45,106,600 and 44,530,100 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	4,511	4,453
Additional paid-in capital	25,675,318	25,210,926
Accumulated deficit	(25,101,085)	(23,145,800)
Accumulated other comprehensive loss	(271,073)	(361,320)

Total shareholders’ equity	308,236	1,708,854
Total liabilities and shareholders’ equity	$34,511,749	$34,553,473

See notes to condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008

Net revenues	$10,063,952	$17,308,874	$26,773,601	$25,696,577

Cost of goods sold:
Product costs	5,149,597	6,939,774	8,696,283	12,365,327
Royalties	1,618,962	1,492,259	6,619,633	2,301,180
Intellectual property licenses	99,797	67,517	219,457	111,497

Total cost of goods sold	6,868,356	8,499,550	15,535,373	14,778,004

Gross profit	3,195,596	8,809,324	11,238,228	10,918,573

Operating expenses:
Warehousing and distribution	320,723	268,980	607,234	476,563
Sales and marketing	2,215,620	3,954,803	5,870,676	5,950,539
General and administrative	2,973,944	2,747,840	6,088,712	4,128,265
Restructuring costs	-	560,806	-	560,806
Transaction costs	-	10,295	-	28,675
Litigation costs	3,075,206	-	3,075,206	-
Gain on settlement of trade payables	(3,256,489)	-	(3,256,489)	-

Total operating expenses	5,329,004	7,542,724	12,385,339	11,144,848

(Loss) income from operations	(2,133,408)	1,266,600	(1,147,111)	(226,275)

Interest expense, net	508,858	100,055	808,174	158,934

Net (loss) income	(2,642,266)	1,166,545	(1,955,285)	(385,209)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	-	-	-	1,142,439

Net (loss) income attributable to common shareholders	$(2,642,266)	$1,166,545	$(1,955,285)	$(1,527,648)

Basic income (loss) per share:	$(0.06)	$0.03	$(0.04)	$(0.04)
Diluted income (loss) per share:	$(0.06)	$0.02	$(0.04)	$(0.04)

Weighted average number of common shares outstanding - Basic	45,039,292	35,920,100	44,930,125	35,920,100
Weighted average number of common shares outstanding - Diluted	45,039,292	53,188,686	44,930,125	35,920,100

No effect is given for dilutive securities for loss periods.

See notes to condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,955,285)	$(385,209)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	129,972	164,909
Allowances for price protection, returns, and defective merchandise	(531,050)	3,542,272
Bad debt expense, net of recoveries	(35,321)	538,622
Stock-based compensation expense	359,920	342,505
Common stock and warrants issued to vendor	104,500	-
Amortization of royalties and intellectual property licenses	5,443,825	1,844,853
Loss on disposal of fixed assets	4,839	-
Gain on settlement of trade payables	(3,256,489)	-

Changes in operating assets and liabilities:
Accounts receivable	(1,788,962)	(2,079,345)
Inventories	749,689	1,559,586
Advances on royalties	(3,651,309)	(5,604,552)
Intellectual property licenses	-	(915,000)
Related party receivables	(27,635)	24,673
Prepaid expenses and other current assets	42,696	(40,518)
Other assets	-	(5,017)
Production advance payable	3,755,104	-
Accounts payable	(4,318,114)	(5,188,640)
Accrued royalties	1,279,109	(363,324)
Accrued expenses and other current liabilities	1,988,225	618,998
Accrued litigation costs	4,308,035	-
Deferred revenues	(2,547,339)	(872,886)
Accrued expenses - related parties	(47,478)	(4,182)

Total adjustments	1,962,217	(6,437,046)

Net cash provided by (used in) operating activities	6,932	(6,822,255)

Cash flows from investing activities:
Purchases of property and equipment	(65,544)	(219,666)
Cash payments to effect acquisition, net of cash acquired	-	(247,542)
Change in restricted cash	395,982	(1,904)
Net cash provided by (used in) investing activities	330,438	(469,112)

Cash flows from financing activities:
Proceeds from line of credit	16,557,571	16,825,346
Repayments of line of credit	(16,596,792)	(14,254,607)
Repayments of long-term debt	(25,013)	(12,211)
Net proceeds from (repayments of) amounts due to shareholders	(232,440)	(228,998)
Net proceeds from (repayments of) amounts due to related parties	(120,645)	10,111
Proceeds from the issuance of Series A convertible preferred stock, net of cash offering costs	-	1,250,281

Net cash (used in) provided by financing activities	(417,319)	3,589,922

Effect of exchange rate changes on cash and cash equivalents	90,247	(180,944)

Net increase (decrease) in cash and cash equivalents	10,298	(3,882,389)
Cash and cash equivalents at beginning of the period	648,311	4,095,036

Cash and cash equivalents at end of the period	$658,609	$212,647

Supplemental cash flow information:
Cash paid during the period for interest	$243,011	$157,744
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non-cash activities:
Intellectual property licenses included in accrued expenses and other current liabilities	$-	$135,000
Contingent purchase price payment obligation related to Gamecock acquisition	$597,124	$421,956
Decrease in goodwill with respect to finalizing purchase price allocation	$55,423	$-
Purchase of vehicle through the assumption of a note payable	$73,459	$-

See notes to condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies

Business

SouthPeak Interactive Corporation (the “Company”) is an independent developer and publisher of interactive entertainment software.  The Company develops, markets and publishes videogames for all leading gaming and entertainment hardware platforms, including home videogame consoles such as Microsoft Corporation’s (“Microsoft”) Xbox 360 (“Xbox360”), Nintendo Co. Ltd.’s (“Nintendo”) Wii (“Wii”), Sony Computer Entertainment’s (“Sony”) PlayStation 3 (“PS3”) and PlayStation 2 (“PS2”); handheld platforms such as Nintendo Dual Screen (“DS”), Nintendo DSi, Sony PlayStation Portable (“PSP”), Sony PSPgo, Apple Inc. (“Apple”) iPhone; and personal computers.  The Company’s titles span a wide range of categories and target a variety of consumer demographics, ranging from casual players to hardcore gaming enthusiasts.

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

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is predicated upon, among other things, continuing to generate positive cash flows from operations, curing the default on the production advance payable, renewing its line of credit with SunTrust Banks, Inc. (“SunTrust”) and/or obtaining alternative or additional financing, and the resolution of various contingencies.  Management plans to maintain the Company’s viability as a going concern by:

•
attempting to expeditiously resolve its contingencies for amounts significantly less than currently accrued for in order to reduce aggregate liabilities on the Company’s balance sheet and on payment terms managable by the Company;

•	seeking the renewal of its line of credit with SunTrust, and/or obtaining alternative or additional financing in order to address the month to month nature of the Company’s current line of credit; and

•	reducing costs and expenses in order to reduce or eliminate quarterly losses.

While the Company is committed to pursuing these options and others to address its viability as a going concern, there can be no assurance that these plans will be successfully completed; and therefore, there is uncertainty about the Company’s ability to realize its assets or satisfy its liabilities in the normal course of business. The Company’s consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

In November 2009, a court in the United Kingdom ruled against a subsidiary of the Company in a dispute involving a videogame distributor (see Note 10).  As part of the court proceedings between the Company and the videogame distributor, the Company has escrowed $849,600 as of December 31, 2009, pending resolution of the matter.  As a result of the court’s ruling the Company recorded accrued litigation costs of $4,308,035 for this matter.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies, continued

On August 13, 2009, the Company entered into a unit production financing agreement with a producer relating to the production of certain games, of which the balance outstanding under this agreement was $3,755,104 at December 31, 2009 (see Note 11).  The Company has failed to make the required payments under this agreement.  As a result, the production advance payable is currently in default and is accruing additional production fees at $0.009 per unit (based upon 382,000 units) for each day after November 14, 2009 (approximately $160,000 through December 31, 2009).

In order to meet its working capital needs during the past fiscal year as well as currently, the Company has been, and is, dependent on its line of credit with SunTrust.  This line of credit matured on December 31, 2009 and has been extended on a month to month basis.  The line of credit has been in place since 2005 and has been extended every year thereafter. Management is currently in discussions with SunTrust to renew the line of credit.  While management believes the line of credit will be renewed, there are no assurances that the line of credit will be renewed or renewed at terms that are acceptable to the Company.  In the event the line of credit is not renewed, management plans to pursue other financing sources which, based upon the quality of the Company’s receivables, management believes will be available to the Company.  The Company’s largest shareholder, who serves as the Company’s chairman, previously committed to fund operating cash shortfalls in the absence of another source of financing.  This commitment is no longer available. In addition, independent of the risks associated with the month to month nature of the line of credit, the Company has engaged an investment bank for the purpose of potentially raising capital to fund its growth most likely through the sale of equity securities during its fiscal year ended June 30, 2010.  However, such capital, if needed and available, may not have terms favorable to the Company or its current shareholders.

Additionally and irrespective of having a credit facility or other funding in place, management closely monitors the retail/consumer landscape and reevaluates its sales and revenue forecasts in order to scale its expenses and game development costs to the Company’s performance and its available capital.  This results from the fact that the Company’s business model allows it to scale certain of its costs in reference to its available capital and market conditions, including funding new game development costs as well as certain operating expenses, such as sales and marketing costs. The Company is evaluating alternatives for cost reduction and as well as certain efficiency and cost containment measures to improve its profitability and cash flow.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2009 and for the three and six month periods ended December 31, 2009 and 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (all of which are of a normal, recurring nature) considered for a fair presentation have been included. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

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

Subsequent events have been evaluated through the filing date (February 16, 2010) of these unaudited condensed consolidated financial statements.

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

The Company has four customers, Wal-Mart, GameStop, PDQ Distribution Limited, and Solutions 2 Go, which accounted for 20%, 15%, 11%, and 10%, respectively, of consolidated gross revenues for the six months ended December 31, 2009.  GameStop, PDQ Distribution Limited, and Solutions 2 Go, accounted for 22%, 11%, and 10%, respectively, of consolidated gross accounts receivable at December 31, 2009.  For the six months ended December 31, 2008, GameStop, Wal-Mart, and Atari accounted for 18%, 17%, and 13%, respectively, of consolidated gross revenues.  Navarre Corporation, GameStop, and Wal-Mart accounted for 20%, 17% and 15%, respectively, of consolidated gross accounts receivable at June 30, 2009.

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

Amounts incurred related to these three vendors as of December 31, 2009 and June 30, 2009 and for the three–month and six-month periods ended December 31, 2009 and 2008 are as follows:

	Cost of Goods Sold — Products				Accounts Payable
	For the three months ended December 31, 2009	For the three months ended December 31, 2008	For the six months ended December 31, 2009	For the six months ended December 31, 2008	As of December 31, 2009	As of June 30, 2009

Microsoft	$214,598	$705,785	$2,952,440	$896,934	$-	$142,329
Nintendo	$3,194,743	$2,912,174	$4,026,539	$3,737,477	$-	$-
Sony	$81,265	$804,075	$108,787	$1,194,381	$96,185	$12,493

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies, continued

In addition, the Company has purchased a significant amount of videogames for resale for such platforms from a single supplier. Such purchases amounted to $1,165,050 and $423,239 in “cost of goods sold - product costs” for the three months ended December 31, 2009 and 2008, respectively. Such purchases amounted to $1,165,050 and $1,959,738 in “cost of goods sold – product costs” for the six months ended December 31, 2009 and 2008, respectively.  Amounts included in accounts payable for this vendor at December 31, 2009 and June 30, 2009 totaled $1,600,000 and $8,652,019, respectively (see Note 12 regarding gain on settlement of trade payable related to Vendor 1).

Restricted Cash

Restricted cash relates to deposits held as cash collateral for the line of credit and funds held in escrow pending resolution of an outstanding litigation matter.

At December 31, 2009 and June 30, 2009, restricted cash consisted of the following:

	December 31, 2009	June 30, 2009
Cash collateral for the line of credit (see Note 5)	$-	$742,199
Funds held in escrow pending resolution of litigation (see Note 10), of which $36,625 and $265,919 is included as a liability at December 31, 2009 and June 30, 2009, respectively	849,600	503,383
Total	$849,600	$1,245,582

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

At December 31, 2009 and June 30, 2009, accounts receivable allowances consisted of the following:

	December 31, 2009	June 30, 2009
Sales returns	$1,821,643	$1,294,082
Price protection	3,932,078	4,998,622
Doubtful accounts	845,743	874,645
Defective items	49,149	47,635

Total allowances	$6,648,613	$7,214,984

Inventories

Inventories are stated at the lower of average cost or market. Management regularly reviews inventory quantities on hand and in the retail channel and records a provision for excess or obsolete inventory based on the future expected demand for the Company’s games. Significant changes in demand for the Company’s games would impact management’s estimates in establishing the inventory provision.  Inventory costs include licensing fees paid to platform proprietors. These licensing fees include the cost to manufacture the game cartridges. These licensing fees included in “cost of goods sold - product costs” amounted to $3,490,606 and $7,087,766 for the three and six months ended December 31, 2009, respectively, and $4,422,034 and $5,828,792 for the three and six months ended December 31, 2008, respectively. Licensing fees included in inventory at December 31, 2009 and June 30, 2009 totaled $2,108,028 and $920,747, respectively.

Advances on Royalties

The Company utilizes independent software developers to develop its games in exchange for payments to the developers based upon certain contract milestones. The Company enters into contracts with the developers once the game design has been approved by the platform proprietors and is technologically feasible.  Accordingly, the Company capitalizes such payments to the developers during development of the games. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owed to the developer from future sales of the game. Any pre-release milestone payments that are not prepayments against future royalties are expensed to “cost of goods sold - royalties” in the period when the game is released. Capitalized royalty costs for those games that are cancelled or abandoned are charged to “cost of goods sold - royalties” in the period of cancellation.  Capitalized costs for games that are cancelled or abandoned prior to product release are charged to “cost of goods sold - royalties” in the period of cancellation. There were no costs for games cancelled or abandoned during the three-month and six-month periods ended December 31, 2009 and 2008, respectively.

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

Intellectual Property Licenses

Intellectual property license costs consist of fees paid by the Company to license the use of trademarks, copyrights, and software used in the development of games. Depending on the agreement, the Company may use acquired intellectual property in multiple games over multiple years or for a single game.  When no significant performance remains with the licensor upon execution of the license agreement, the Company records an asset and a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records the payments as an asset when paid and as a liability when incurred, rather than upon execution of the agreement. The Company classifies these obligations as current liabilities to the extent they are contractually due within the next twelve months.  Capitalized intellectual property license costs for those games that are cancelled or abandoned are charged to “cost of goods sold - intellectual property licenses” in the period of cancellation. There were no costs for games cancelled or abandoned during the three-month and six-month periods ended December 31, 2009 and 2008, respectively.

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

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies, continued

The Company evaluates goodwill and intangibles with an indefinite life annually (performed in the fourth quarter) and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill or indefinite lived intangible assets may be impaired. Impairment of goodwill is tested at the reporting unit level.  The Company has one reporting unit, because none of the components of the Company constitute a business for which discrete financial information is available and for which Company management regularly reviews the results of operations.

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

The Company determined that current business conditions, and the resulting decrease in the Company’s projected cash flows, constituted a triggering event which required the Company to perform interim impairment tests related to its long-lived assets and goodwill during the quarter ended December 31, 2009. The Company’s interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.  The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. While the Company has previously invested in certain assets that would be classified as “level 1,” as of December 31, 2009, the Company does not hold any “level 1” cash equivalents that are measured at fair value on a recurring basis, nor does the Company have any assets or liabilities that are based on “level 2” or “level 3” inputs.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies, continued

Comprehensive Income (Loss)

For the three-month and six-month periods ended December 31, 2009 and 2008, the Company’s comprehensive income (loss) was as follows:

	Three months ended		Six months ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Net income (loss)	$(2,642,266)	$1,166,545	$(1,955,285)	$(385,209)
Other comprehensive income (loss)
Change in foreign currency translation adjustment	7,747	(85,581)	90,247	(180,944)
Comprehensive income (loss)	$(2,634,519)	$1,080,964	$(1,865,038)	$(566,153)

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

As the Company reported a net loss for the three and six month periods ended December 31, 2009, basic and diluted earnings per share were the same for this period.  Potentially dilutive securities totaling 6,293,273 shares for the three months ended December 31, 2009 were excluded from the diluted earnings per share calculation because of their anti-dilutive effect.  Potentially dilutive securities totaling 6,058,925 and 17,616,289 shares for the six months ended December 31, 2009 and 2008, respectively, were excluded from the diluted earnings per share calculation because of their anti-dilutive effect.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentations. The reclassifications did not impact previously reported total assets, liabilities, shareholders’ equity or net income (loss).

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

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies, continued

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“EITF”)” (formerly EITF 09-3). ASU 2009-14 revises FASB ASC 985-605 to drop from its scope all tangible products containing both software and non-software components that operate together to deliver the products’ functions. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multi-deliverable revenue arrangement. ASU 2009-14 is effective for fiscal years beginning after June 15, 2010. Early adoption is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” (formerly EITF 08-1), which amends the revenue recognition guidance for arrangements with multiple deliverables.  ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. It also eliminated the use of the residual value method for determining the allocation of arrangement consideration. ASU 2009-13 is effective for fiscal years beginning after June 15, 2010. Early adoption is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

The purchase price of Gamecock, adjusted from its initial purchase price and finalized on October 10, 2009, consists of the following items:

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

The acquisition was accounted for under the purchase method of accounting with the Company as the acquiring entity.  Accordingly, the consideration paid by the Company to complete the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition.  The allocation of the purchase price was based upon certain external valuations and other analyses.  Between the acquisition date and October 10, 2009, the Company adjusted its initial acquisition cost and preliminary purchase price allocation to reflect adjustments to certain assets, reserves, and obligations. The purchase price allocation was finalized on October 10, 2009.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. Gamecock Acquisition, continued

The final purchase price allocations, adjusted from the preliminary purchase price allocation disclosed as of June, 30 2009, were as follows:

		Preliminary Purchase Price Allocation as of June 30, 2009	Final Purchase Price Allocation as of October 10, 2009

Working capital, excluding inventories		$827,287	$827,287
Inventories		156,745	156,745
Other current assets		36,369	36,369
Property and equipment		209,441	209,441

	Estimated useful life

Intangible assets:
Royalty agreements (Advances on royalties)	1 – 2 years	3,424,000	3,424,000
Game sequel titles	5 – 12 years	1,142,000	1,142,000
Non-compete agreements	Less than 1 year	200,000	200,000
Distribution agreements	3 years	40,000	40,000
Goodwill	Indefinite	6,595,123	6,539,700
Liabilities		(10,847,801)	(10,792,378)
Total initial purchase consideration		$1,783,164	$1,783,164

The adjustments to the preliminary purchase price allocation disclosed as of June 30, 2009, compared to the final purchase price allocation completed as of October 10, 2009, related to information obtained subsequent to June 30, 2009, upon completion of the purchase price allocation procedures the Company identified at the acquisition date.  Adjustments to the preliminary purchase price allocation are primarily related to updated valuations in the preliminary appraisals of identifiable intangible assets as well as the acquired liabilities.

The following table presents the gross and net balances, and accumulated amortization of the components of the Company’s purchased amortizable intangible assets included in the acquisition as of December 31, 2009:

		Accumulated
	Gross	Amortization	Net

Royalty agreements (Advances on royalties)	$3,424,000	$2,699,171	$724,829
Intangible assets, net
Game sequel titles	$1,142,000	$1,142,000	$-
Non-compete agreements	200,000	200,000	-
Distribution agreements	40,000	16,308	23,692

Total intangible assets, net	$1,382,000	$1,358,308	$23,692

Intangible assets and goodwill are expected to be tax deductible.  During the year ended June 30, 2009, the Company incurred an impairment charge of $1,142,000 related to write-off of acquired game sequel titles due to the underperformance of the acquired titles.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. Gamecock Acquisition, continued

The estimated future decreases (increases) to net income (loss) from the amortization of the finite-lived intangible assets are the following amounts:

Year ending June 30,

2010 (six months ended June 30, 2010)	$6,667
2011	$13,333
2012	$3,692

The weighted average estimated amortization period as of December 31, 2009 is 21 months.

As of December 31, 2009, a total of $1,473,177, which may be netted contractually against adjustments for excess payables, as defined pursuant to the Gamecock Agreement, of the Gamecock Earn-Out has been achieved and was recorded as goodwill in the consolidated balance sheets.

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

	For the three months ended December 31, 2008	For the six months ended December 31, 2008

Pro forma net revenues	$17,472,058	$26,505,788
Pro forma net loss	$940,575	$(34,722,961)
Pro forma net loss per share—basic	$0.03	$(0.97)
Pro forma net loss per share—diluted	$0.02	$(0.97)

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

3. Inventories

Inventories consist of the following:

	December 31, 2009	June 30, 2009
Finished goods	$3,353,439	$3,858,518
Purchased parts and components	356,709	601,319
Total	$3,710,148	$4,459,837

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Property and Equipment, net

Property and equipment, net was comprised of the following:

	December 31, 2009	June 30, 2009
Land	$544,044	$544,044
Building and leasehold improvements	1,496,099	1,496,147
Computer equipment and software	765,659	719,621
Office furniture and other equipment	439,990	353,406
	3,245,792	3,113,218

Less: accumulated depreciation and amortization	467,071	359,079

Property and equipment, net	$2,778,721	$2,754,139

Depreciation and amortization expense for the three months and six months ended December 31, 2009 was $61,269 and $109,251, respectively.  For the three months and six months ended December 31, 2008, depreciation and amortization expense was $46,504 and $82,713, respectively.

5. Line of Credit

The Company has a $7.5 million revolving line of credit facility with SunTrust that matured on December 31, 2009 and has been extended on a month to month basis. From time to time SunTrust in its sole and absolute discretion may increase the Company’s line of credit in the form of an overadvance agreement. As of December 31, 2009 and June 30, 2009, the Company’s borrowing base may not exceed 65% of eligible accounts receivable plus $500,000. The line of credit bears interest at prime plus ½%, which was 3.75% at December 31, 2009 and June 30, 2009. SunTrust processes payments received on such accounts receivable as payments on the revolving line of credit. The line is collateralized by gross accounts receivable of approximately $8,247,000 and $8,673,000 at December 31, 2009 and June 30, 2009, respectively. The line of credit is further collateralized by personal guarantees, and pledge of personal securities and assets by two Company shareholders, one of whom is the Company’s chairman, and certain other affiliates. The agreement contains certain financial and non-financial covenants. At December 31, 2009, the Company was in compliance with these covenants.

At December 31, 2009 and June 30, 2009, the outstanding line of credit balance was $5,310,732 and $5,349,953, respectively. At December 31, 2009 and June 30, 2009, the Company had $49,796 and $-0-, respectively, available under its credit facility. For the three months and six months ended December 31, 2009, interest expense relating to the line of credit was $65,211 and $116,970, respectively.  For the three months and six months ended December 31, 2008, interest expense relating to the line of credit was $55,571 and $86,703, respectively.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Long-term Debt

Long-term debt was comprised of the following:

	December 31, 2009	June 30, 2009
Mortgages payable
First National Bank	$1,027,099	$1,039,078
Southwest Securities, FSB	486,356	493,437
Vehicle notes payable	124,802	57,296

Total debt	1,638,257	1,589,811
Less current portion	63,649	50,855
Total long-term debt	$1,574,608	$1,538,956

In connection with the purchase of an office building in Grapevine, Texas, the Company entered into a five year mortgage with a financial institution in the amount of $500,000.  The interest rate on the mortgage adjusts daily to prime plus 1.0% (5.5% at December 31, 2009).  Principal and interest are payable in monthly installments of $3,439 continuing until January 28, 2014 when the entire balance of principal and accrued interest is due and payable.  The mortgage is secured by the land and building. The Company’s chairman has personally guaranteed the mortgage note.

In connection with the purchase of an office building and land in Grapevine, Texas, the Company entered into a 20 year mortgage with a financial institution in the amount of $1,068,450. The interest rate on the mortgage adjusts every five years to prime minus ¼% (7.5% at December 31, 2009). The monthly principal and interest payment is $8,611 with interest only payments for the first six months. The mortgage is secured by the purchased land and building. Two shareholders of the Company, one of whom is the Company’s chairman, have personally guaranteed the mortgage note.

The scheduled maturities of the long-term debt are as follows:

Year ending June 30,
2010 (six months ended June 30, 2010)	$31,734
2011	65,451
2012	68,993
2013	73,347
2014	489,276
Thereafter	909,456

Total	1,638,257

Less: current maturities	63,649

Long-term debt, net of current portion	$1,574,608

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

Due to Shareholders

During the year ended June 30 2009, the Company’s chairman advanced the Company $307,440. The advance was unsecured, payable on demand and non-interest bearing.  Subsequent to June 30, 2009, the amount was repaid.  At December 31, 2009 and June 30, 2009, the amount due was $-0- and $232,440, respectively.

Due to Related Parties

During the year ended June 30, 2009, the Company collected sales commissions totaling $226,216 on behalf of an affiliate of two shareholders of the Company, one of whom is the Company’s chairman.  At June 30, 2009, $113,499 was payable to the affiliate and is included in due to related parties in the accompanying consolidated balance sheets.  At September 30, 2009, the Company was owed $38,390 from this affiliate, resulting from an overpayment of amounts owed.  The amount was repaid to the Company as of December 31, 2009.

The Company incurred fees for broadband usage to an entity partially owned by two shareholders of the Company, one of whom is the Company’s chairman. Broadband usage fees for the three and six months ended December 31, 2009 were $6,600 and $13,200, respectively. Broadband usage fees for the three and six months ended December 31, 2008 were $20,850 and $41,700, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2009 and June 30, 2009, $4,400 and $11,546, respectively, remained as a payable to the affiliate and is included in due to related parties in the accompanying consolidated balance sheets.

Accrued Expenses - Related Parties

Accrued expenses - related parties as of and for the six months ended December 31, 2009 and the year ended June 30, 2009 are as follows:

	Six months ended December 31, 2009	Year ended June 30, 2009
Balance at beginning of period	$184,766	$5,770
Expenses incurred:
Rent	55,000	100,250
Commissions	265,297	705,032
Less: amounts paid	(367,775)	(626,286)
Balance at end of period	$137,288	$184,766

The Company incurred sales commissions for the marketing and sale of videogames with two affiliates of the Company’s chairman.  Sales commissions for the three and six months ended December 31, 2009 were $172,231 and $265,297, respectively.  Sales commissions for the three and six months ended December 31, 2008 were $171,331 and $273,227, respectively.  These amounts are included in sales and marketing in the accompanying consolidated statements of operations.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Related Party Transactions, continued

Lease - Related Parties

The Company leases certain office space from a company whose shareholders are also shareholders of the Company, one of whom is the Company’s chairman.  Related party lease expense was $27,500 and $55,000 for the three and six months ended December 31, 2009, respectively.  Related party lease expense was $22,625 and $45,250 for the three and six months ended December 31, 2008, respectively. These amounts are included in the general and administrative expense in the accompanying consolidated statements of operations. The lease expires on December 31, 2010.

The Company leases certain office space to a company whose shareholders are also shareholders of the Company, one of whom is the Company’s chairman.  Related lease income was $3,907 and $7,815 for the three and six months ended December 31, 2009, respectively.  Related lease income was $3,907 and $7,815 for the three and six months ended December 31, 2008, respectively.  These amounts are included in general and administrative expense in the accompanying consolidated statements of operations.  The lease expires on December 31, 2010.

8. Commitments

Total future minimum commitments are as follows:

	Software	Office
	Developers	Lease	Total
For the year ending June 30,

2010 (six months ended June 30, 2010)	$4,536,364	$74,712	$4,611,076
2011	637,818	94,424	732,242
2012	-	39,424	39,424
2013	-	16,427	16,427
Total	$5,174,182	$224,987	$5,399,169

Developer of Intellectual Property Contracts

The Company regularly enters into contractual arrangements with third parties for the development of games as well as the rights to license intellectual property. Under these agreements, the Company commits to provide specified payments to a developer or intellectual property holders, based upon contractual arrangements, and conditioned upon the achievement of specified development milestones. These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recouped against future royalties earned by the developers based on the sale of the related game. On October 26, 2007, the Company executed an agreement with a third party game developer in connection with certain development agreements. Pursuant to the agreement, the Company has committed to spend specified amounts for marketing support of the related game which is to be developed. “Cost of goods sold - royalties” related to this development agreement amounted to $1,618,962 and $6,619,633 for the three and six months ended December 31, 2009, respectively, and $1,492,259 and $2,301,180 for the three and six months ended December 31, 2008, respectively.

Lease Commitments

In January 2008, the Company entered into a new four year lease for its United Kingdom office, with a yearly rent of approximately $30,000 plus value added tax (VAT).  Office rent expense for the three and six months ended December 31, 2009 was $8,906 and $14,767, respectively. Office rent expense for the three and six months ended December 31, 2008 was $16,437 and $33,537, respectively.

The Company entered into a non-cancelable operating lease with an affiliate, on January 1, 2008, for offices located in Midlothian, Virginia. The lease provided for monthly payments of $7,542 for the first 12 months and increased to $9,167 in January 2009 for the remaining 24 months. Office rent expense for the three and six months ended December 31, 2009 was $27,500 and $55,000, respectively. Office rent expense for the three and six months ended December 31, 2008 was $22,625 and $45,250, respectively

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Commitments, continued

Employment Agreements

The Company has employment agreements with several members of senior management. The agreements, with terms ranging from approximately two to three years, provide for minimum salary levels, performance bonuses, and severance payments.

9. Stock-based Compensation

In May 2008, the Company’s board of directors and its shareholders approved the 2008 Equity Incentive Compensation Plan (the “2008 Plan”) for the grant of stock awards, including restricted stock and stock options, to officers, directors, employees and consultants.  The 2008 Plan expires in May 2018. Shares available for future grant as of December 31, 2009 and June 30, 2009 were 1,379,867 and 2,924,200, respectively, under the 2008 Plan.

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

The assumptions used in the Black-Scholes option pricing model to value the Company’s option grants  to employees and non-employees were as follow:

	For the six months ended December 31, 2009	For the six months ended December 31, 2008
Risk-free interest rate	2.20 – 3.85%	2.87 – 4.01%
Weighted-average volatility	160.78 – 166.29%	57.56%
Expected term	5.5 – 9.44 years	5.5 - 6 years
Expected dividends	0.0%	0.0%

The following table summarizes the stock-based compensation expense resulting from stock options and restricted stock in the Company’s consolidated statements of operations:

	For the three months ended December 31, 2009	For the three months ended December 31, 2008	For the six months ended December 31, 2009	For the six months ended December 31, 2008
Sales and marketing	$12,196	$37,734	$39,818	$75,468
General and administrative	191,528	132,790	320,102	267,037
Total stock-based compensation expense	$203,724	$170,524	$359,920	$342,505

As of December 31, 2009, the Company’s unrecognized stock-based compensation for stock options issued to employees and non-employee directors was approximately $742,719 and will be recognized over a weighted average of 1.8 years.  The Company estimated a 5% forfeiture rate related to the stock-based compensation expense calculated for employees and non-employee directors.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Stock-based Compensation, continued

The following table summarizes the Company’s stock option activity for employees, non-employee directors, and non-employees for the six months ended December 31, 2009:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2009	1,960,300	$1.69	-	$-
Activity for the six months ended December 31, 2009
Granted	567,000	0.64	-	-
Exercised	-	-	-	-
Forfeited, cancelled or expired	87,667	1.75	-	-
Outstanding as of December 31, 2009	2,439,633	$1.44	9.03	$-
Exercisable as of December 31, 2009	360,999	$2.27	8.52	$-
Exercisable and expected to be exercisable	2,049,071	$1.46	9.02	$-

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price ($0.32 per share) as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted average fair value of stock options granted to employees and non-employee directors during the three months ended December 31, 2009 was $0.50 per share.

The following table summarizes the Company’s restricted stock activity for the six months ended December 31, 2009:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of June 30, 2009	115,500	$2.14
Activity for the six months ended December 31, 2009
Granted	1,065,000	0.37
Vested	101,500	2.27
Forfeited, cancelled or expired	-	-
Outstanding as of December 31, 2009	1,079,000	$0.39
Vested as of December 31, 2009	101,500	$2.27

As of December 31, 2009, the Company’s unrecognized stock-based compensation for restricted stock issued to employees and non-employee directors was approximately $360,420 and will be recognized over a weighted average of 2.7 years.

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

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Contingencies, continued

Since the registration statement was not declared effective by the SEC within the prescribed time period, the Company is obligated to make pro rata payments to each holder of Series A convertible preferred stock in an amount equal to .5% of the aggregate amount invested by such holder of Series A convertible preferred stock for each 30 day period (or portion thereof) for which no registration statement is effective. Accordingly, the Company has recognized a liability for liquidating damages and interest totaling $196,511 for the year ended June 30, 2009.  The amount of the liability at December 31, 2009 and June 30, 2009 was $196,511.

From time to time, the Company is subject to various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, the Company would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.

On March 12, 2009, the Company, Gamecock, SouthPeak Interactive, Ltd. and Gamecock Media Europe, Ltd. were served with a complaint by a videogame distributor alleging a breach of contract and other claims related to a publishing and distribution agreement, or the Distribution Agreement, entered into between Gamecock Media Europe, Ltd. and the videogame distributor in January 2008. The videogame distributor is seeking the return of $4,590,000 in advances, an injunction against the Company and its subsidiaries, approximately $650,000 in specified damages, further damages to be assessed, and discretionary interest and costs.  Gamecock Media Europe, Ltd. has filed a counterclaim against the videogame distributor for $950,000 and discretionary interest and costs, resulting from videogame sales and the achievement of a milestone under the Distribution Agreement.  The case was heard in the United Kingdom in July 2009 and closing submissions were made to the court on or about July 22, 2009.  On November 20, 2009, the court issued its ruling in which some of the videogame distributer’s claims were upheld and some were denied.  Additionally, Gamecock Media Europe, Ltd.’s counterclaim was dismissed.

As part of the court proceedings between the Company and the videogame distributor, the Company agreed (to avoid further costly hearings) to pay 35% of certain European sales into an escrow account pending the final resolution of the case.  As of December 31, 2009, the amount held in escrow was approximately $849,600 and is included in restricted cash.  Legal expenses associated with this complaint have been expensed as incurred.  As a result of the court’s ruling, the Company recorded accrued litigation costs of $4,308,035 for this matter. This amount represents the full amount of the judgment against Gamecock and its subsidiary. Of this judgment, $555,332 represents the judgment liability of SouthPeak Interactive Corporation.

On October 27, 2008, Gamecock was served with a demand for arbitration by a developer alleging various breaches of contract related to a publishing agreement entered into between Gamecock and the developer on December 12, 2007. The developer is seeking an award of $4,910,000, termination of the agreement, exclusive control of the subject videogame, and discretionary interest and costs. Gamecock has responded stating that the developer’s attempts to terminate the publishing agreement constitute wrongful termination of the agreement and breach of the agreement. Gamecock has also filed a counterclaim against the developer seeking the return of approximately $5.9 million in advances on royalties in the event the publishing agreement is terminated.  The developer has filed a supplemental demand for arbitration concerning royalty payments due under a separate publishing agreement and is seeking an award of $41,084.  An arbitration scheduled for January 2010 has been postponed and a new date has not been set.  As of December 31, 2009, the Company believes it has accrued sufficient amounts to cover potential losses related to this matter.  The Company’s management currently believes that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, legal issues are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of this matter could have a material adverse effect on the Company’s consolidated financial position and the results of operations in the period in which any such effect is recorded.

Other than the foregoing, the Company is engaged in litigation incidental to the Company’s business to which the Company is a party.  While the Company cannot predict the ultimate outcome of these various legal proceedings, it is management’s opinion that, individually, the resolution of these matters should not have a material effect on the consolidated financial position or results of operations of the Company.  Excluding the $4,308,035 accrued for the ruling against Gamecock Media Europe, Ltd., the Company has accrued an aggregate amount of $2,314,650 related to such matters. The Company expenses legal costs as incurred in connection with a loss contingency.

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

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Production Advance Payable

On August 13, 2009, the Company entered into a unit production financing agreement with a producer relating to the production of certain games, of which the balance outstanding under this agreement was $3,755,104 at December 31, 2009.  Production fees relating to this production advance for the three and six months ended December 31, 2009 totaled $375,658 and $575,604, respectively, and include the production fees of $160,000 related to the default status of the production advance, as described in the subsequent paragraph.  These amounts are included in interest expense on the accompanying statements of operations . As of December 31, 2009, accrued and unpaid production fees totaled approximately $565,000 and are included in accrued expenses and other current liabilities. The Company is obligated to pay approximately $103,000 of production fees for every month the full production advance is outstanding past its due date of November 14, 2009.  Pursuant to the agreement, the Company has assigned to the producer a portion of the net revenues related to the sale of certain games in Europe.

The Company has failed to make the required payments under this agreement.   Accordingly, the production advance payable is currently in default and is accruing production fees at $0.009 per unit (based upon 382,000 units) for each day after November 14, 2009 (approximately $160,000 through December 31, 2009).  Pursuant to the terms of the production financing agreement, the producer is free to exercise any rights in connection with the security interests granted.

12. Gain on Settlement of Trades Payables

The gain on the settlement of trade payables at less than recorded values results from negotiations with various unsecured creditors for the settlement and payment of the trade payable at amounts less than that the recorded liability. For the three months and six months ended December 31, 2009, the Company’s gain on settlement of trade payables was as follows:

	Trade Payables Settled	Other Assets Acquired/ Liabilities Assumed	Payments in Cash	Payments in Equity	Forgiveness of Debt

Vendor 1(1)	$6,418,334	$(1,422,334)	$(2,000,000)	$-	$2,996,000
Vendor 2(2)	250,000	-	(50,000)	(104,500)	95,500
Vendor 3	232,347	-	(67,358)	-	164,989
Total	$6,900,681	$(1,422,334)	$(2,117,358)	$(104,500)	$3,256,489

(1)
In connection with this settlement agreement, the Company received inventory valued at $135,276, assumed the vendor’s future liability for price protection, returns, and defective merchandise, for games previously sold by or held by the Company, estimated to be $306,248, and recorded an inventory write-down, for inventory currently held by the Company, in the amount of $1,251,362 as a result of a reduction to a lower of cost or market value.  The reduction in inventory is required as the Company is prohibited from any future inventory returns and is completely responsible for the final disposition of inventory.

(2)
Consists of 175,000 shares of common stock, which were valued based on the fair market value of the Company’s common stock on the settlement date and 150,000 warrants to purchase common stock, which were valued on the settlement date, at $0.30 per share using the Black-Scholes option pricing model with assumptions of 3.57 years expected term (equivalent to contractual term), volatility of 170.76%, 0% dividend yield, 2.35% risk-free interest rate, and stock price of $0.34 per share.

13. Subsequent Events

In February 2010, the Company, SouthPeak Interactive, L.L.C., and Gamecock were served with a complaint by TimeGate Studios, Inc., or TimeGate, alleging various breach of contract and other claims related to a publishing agreement, or the Publishing Agreement, entered into between Gamecock and TimeGate in June 2007.  TimeGate is seeking the return of all past and future revenue generate from the videogame related to the Publishing Agreement, an injunction against the Company and its subsidiaries, damages to be assessed, and discretionary interest and costs. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of this matter. The Company and its subsidiaries intend to vigorously defend all claims.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SouthPeak Interactive Corporation

We have reviewed the accompanying consolidated balance sheet of SouthPeak Interactive Corporation and subsidiaries as of December 31, 2009 and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended December 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of SouthPeak Interactive Corporation and subsidiaries as of June 30, 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated October 13, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s default on its production advance payable, a material uncertainty in connection with the renewal of its line of credit and significant contingencies raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Reznick Group, P.C.

Vienna, Virginia
February 16, 2010

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

Second Quarter 2010 Releases

We released the following videogames in the three months ended December 31, 2009:

Title	Platform	Date Released
Horrid Henry	NDS, Wii, PC	10/30/09
My Baby First Steps	NDS, Wii	11/3/09
Fast Food Panic	NDS	12/18/09
Schrodinger’s Rat	iPhone	12/23/09

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

We utilize third-parties to develop our videogames on a royalty payment basis. We enter into contracts with independent software developers and videogame studios once the videogame design has been approved by the videogame system manufacturer and is technologically feasible.  Payments to independent software developers and videogame studios are made when certain contract milestones are reached, and these payments are capitalized. These payments are considered non-refundable royalty advances and are applied against the royalty obligations that are owed to the independent software developer or videogame studio from the sales of the videogame. To the extent these prepaid royalties are sales performance related, the royalties are expensed against projected sales revenue at the time a videogame is released and charged to costs of goods sold. Any pre-release milestone payments that are not prepayments against future royalties are expensed when a videogame is released and then charged to costs of goods sold. Capitalized costs for videogames that are cancelled or abandoned prior to product release are charged to “cost of goods sold - royalties” in the period of cancellation.

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

Allowances for Returns, Price Protection and Other Allowances. We accept returns from, and grant price concessions to, our customers under certain conditions. We grant price concessions to permit customers to take credits against amounts they owe us with respect to videogames unsold by them. Our customers must satisfy certain conditions to entitle them to return videogames or receive price concessions, including compliance with applicable payment terms and periodic confirmation reports of field inventory levels and sell-through rates.

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

We evaluate the future recoverability of capitalized royalty costs on a quarterly basis. For videogames that have been released in prior periods, the primary evaluation criterion is actual title performance. For videogames that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific videogame to which the royalties relate. Criteria used to evaluate expected game performance include: historical performance of comparable videogames developed with comparable technology; orders for the videogame prior to its release; and, for any videogame sequel, performance of the videogame on which the sequel is based.

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

We evaluate the future recoverability of capitalized intellectual property license costs on a quarterly basis. For videogames that have been released in prior periods, the primary evaluation criterion is actual title performance. For videogames that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific videogames to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected game performance include: historical performance of comparable videogames developed with comparable technology; orders for the game prior to its release; and, for any videogame sequel, performance of the videogame on which the sequel is based. Further, as intellectual property licenses may extend for multiple videogames over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors, such as the success of other products and/or entertainment vehicles utilizing the intellectual property and the holder’s right to continued promotion and exploitation of the intellectual property.

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

Third-party licensees in Europe distribute Gamecock’s videogames under license agreements with Gamecock. The licensees pay certain minimum, non-refundable, guaranteed royalties when entering into the licensing agreements. Upon receipt of the advances, we defer their recognition and recognize the revenues in subsequent periods as these advances are earned by us. As the licensees pay additional royalties above and beyond those initially advanced, we recognize these additional royalties as revenues when earned.

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

We account for equity instruments issued to non-employees in accordance with accounting guidance surrounding stock compensation and equity-based payment for non-employees.

We estimate the value of employee, non-employee directors and non-employee stock options on the date of grant using the Black-Scholes option pricing model. Our determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors (expected term).

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

Potential Loss Contingencies. From time to time, the Company is subject to various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, the Company would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.

Consolidated Results of Operations

The following table sets forth our results of operations expressed as a percentage of net revenues for the three and six months ended December 31, 2009 and 2008:

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008

Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold:
Product costs	51.2%	40.1%	32.5%	48.1%
Royalties	16.1%	8.6%	24.7%	9.0%
Intellectual property licenses	0.9%	0.4%	0.8%	0.4%
Total cost of goods sold	68.2%	49.1%	58.0%	57.5%

Gross profit	31.8%	50.9%	42.0%	42.5%

Operating expenses:
Warehousing and distribution	3.2%	1.6%	2.3%	1.9%
Sales and marketing	22.0%	22.8%	21.9%	23.2%
General and administrative	29.6%	15.9%	22.8%	16.1%
Restructuring costs	-%	3.2%	-%	2.2%
Transaction costs	-%	0.1%	-%	0.1%
Litigation costs	30.6%	-%	11.5%	-%
Gain on settlement of trade payables	(32.4)%	-%	(12.2)%	-%
Total operating expenses	53.0%	43.6%	46.3%	43.4%

(Loss) income from operations	(21.2)%	7.3%	(4.3)%	(0.9)%

Interest expense, net	5.1%	0.6%	3.0%	0.6%

Net (loss) income	(26.3)%	6.7%	(7.3)%	(1.5)%

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	-%	0.0%	-%	4.4%
Net (loss) income attributable to common shareholders	(26.3)%	6.7%	(7.3)%	(5.9)%

Three Months Ended December 31, 2009 and 2008

Net Revenues. Net revenues for the three months ended December 31, 2009 were $10,063,952, a decrease of $7,244,922, or 42%, from net revenues of $17,308,874 for the three months ended December 31, 2008. The decrease in net revenues was primarily driven by a decrease in the number of titles released, the product mix sold and a weaker than expected retail environment in the three months ended December 31, 2009 versus the three months ended December 31, 2008.  For the three months ended December 31, 2009, the number of videogame units sold decreased to approximately 645,000, a decrease of approximately 125,000 units from the units sold in the prior period. Average net revenue per videogame unit sold decreased 31%, from $22.48 to $15.60 for the three months ended December 31, 2008 and 2009, respectively. This average decrease in price per unit is due to the Company’s concentration on the My Baby brand and the selling of fewer units for next generation platforms (Xbox 360, PlayStation 3), which have a higher Manufacturer’s Suggested Retail Price (“MSRP”), in the three months ended December 31, 2009 versus the prior period.

Cost of Goods Sold. Cost of goods sold for the three months ended December 31, 2009 decreased to $6,868,356, down $1,631,194, or 19%, from $8,499,550 for the prior period. Product costs for the three months ended December 31, 2009 decreased $1,790,177, or 26%, from the comparable period in 2008.  This decrease was primarily driven by the concentration on the My Baby brand, which is produced only for the Nintendo DS and Wii platforms and, accordingly, costs less to build.  The decrease in product costs was offset by an increase in royalty expense.  The cost of royalty expense for the three months ended December 31, 2009 was $1,618,962, an increase of 8%, from royalty expense of $1,492,259 for the three months ended December 31, 2008.  This increase is primarily attributable to an increase in developer royalty agreements associated with the European release of Section 8 and Horrid Henry.

Gross Profit. For the three months ended December 31, 2009 and 2008, gross profit decreased to $3,195,596 from $8,809,324, or 64%. Gross profit margin decreased to approximately 32% for the three months ended December 31, 2009 from 51% in the same period in 2008. The decrease in gross profit is attributed to selling fewer units for next generation platforms, which have a higher MSRP, in the three months ended December 31, 2009 versus the prior period.

Warehousing and Distribution Expenses. For the three months ended December 31, 2009 and 2008, warehousing and distribution expenses were $320,723 and $268,980, respectively, resulting in an increase of 19%. This increase is primarily attributed to rising storage fees and costs associated with the production of My Baby brand units.

Sales and Marketing Expenses. For the three months ended December 31, 2009, sales and marketing expenses decreased 44% to $2,215,620 from $3,954,803 for the three months ended December 31, 2008. This decrease is primarily due to lower direct spending as a result of releasing fewer titles during the three months ended December 31, 2009 versus the prior period. The majority of marketing associated with the My Baby brand was expensed during the three months ended September 30, 2009.  Sales and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes. Included in sales and marketing expenses for the three months ended December 31, 2009 and 2008 is a non-cash charge of $12,196 and $37,734, respectively, for stock options granted to vendors and other non-employees.

Gain on Settlement of Trade Payables. For the three months ended December 31, 2009, the gain on settlement of trade payables was $3,256,489, which was the result of negotiations with various unsecured creditors for the settlement and payment of trade payables at amounts less than the recorded liability.

Litigation Costs. For the three months ended December 31, 2009, litigation costs associated with the matter involving CDV Software Entertainment A.G., or CDV, were $3,075,206 (see Item 1, “Legal Proceedings,” of Part II of this report).

General and Administrative Expenses. For the three months ended December 31, 2009, general and administrative expenses increased $226,104 to $2,973,944 from $2,747,840 for the prior period. Wages included in general and administrative expenses increased from $687,724 for the three months ended December 31, 2008 to $1,019,144 for the three months ended December 31, 2009, an increase of 48%.  Professional fees increased 40% from $452,830 for the three months ended December 31, 2008 to $632,714 for the three months ended December 31, 2009, as a result of legal and accounting fees related to current litigation and costs associated with being a public company. Travel and entertainment expenses were $124,896 for the three months ended December 31, 2008, as compared to $61,828 for the three months ended December 31, 2009. Bad debt expense decreased 100% from $534,312 for the three months ended December 31, 2008 to $2,210 for the three months ended December 31, 2009, as a result of bad debt incurred during the prior period. General and administrative expenses as a percentage of net revenues increased, to approximately 30% for the three months ended December 31, 2009 from 16% for the prior period.  In addition, for the three months ended December 31, 2009, general and administrative expenses includes $191,528 for noncash compensation related to employee stock options and restricted stock granted, an increase of $58,738, or 44%, from the comparable period in 2008.

Restructuring and Transaction Costs. For the three months ended December 31, 2008, we incurred $560,806 in restructuring costs related to the Gamecock acquisition. These primarily consist of salaries and severance for Gamecock employees who separated from service after the Gamecock acquisition as part of restructuring Gamecock’s operations.  For the three months ended December 31, 2008, we incurred $10,295 in costs related to the reverse acquisition. These costs included professional fees to accounting firms, law firms and advisors.

Operating (Loss) Income. For the three months ended December 31, 2009, our operating loss was $2,133,408, a decrease of $3,400,008, or 268%, over operating income of $1,266,600 for the prior period.

Interest and Financing Costs. For the three months ended December 31, 2009, interest and financing costs increased to $508,858 from $100,055 for the prior period due to an increase in average borrowings as a result of the increase in our accounts receivable as well as interest expense related to the production advance payable.  The production advance payable is currently in default and is accruing production fees at $0.009 per unit (based upon 382,000 units) for each day after November 14, 2009 (approximately $160,000 through December 31, 2009).

Net (Loss) Income. For the three months ended December 31, 2009, our net loss was $2,642,266, a decrease of $3,808,811, or 327%, over net income of $1,166,545 for the prior period.

Six Months Ended December 31, 2009 and 2008

Net Revenues.  Net revenues for the six months ended December 31, 2009 were $26,773,601, an increase of $1,077,024, or 4%, from net revenues of $25,696,577 for the comparable period in 2008.  The increase in net revenues was primarily driven by the increased volume of units sold, which was partially offset by selling fewer units for next generation platforms, which have a higher MSRP, in the six months ended December 31, 2009 versus the prior period. For the six months ended December 31, 2009, the number of videogame units sold increased to approximately 1,382,000 units, an 82,000 increase from 1,300,000 units sold for the comparable period in 2008.  Average net revenue per videogame unit sold decreased 2%, from $19.77 to $19.37 for the six month periods ended December 31, 2008 and 2009, respectively. This decrease is due to selling fewer units for next generation platforms in the current period as we focus on the My Baby brand, a Nintendo DS and Wii game.  The decrease is also a result of sales discounts being higher than expected which is attributed to the difficult retail environment.

Cost of Goods Sold.  Cost of goods sold for the six months ended December 31, 2009 increased to $15,535,373, up $757,369, or 5%, from $14,778,004 for the comparable period in 2008. This increase is primarily attributed to an increase in royalty expense.  The cost of royalty expense for the six months ended December 31, 2009 increased $4,318,453, or 188%, to $6,619,633, which was driven by the release of Section 8, Horrid Henry, and My Baby First Steps.  The increase in royalty expense was offset by a $3,669,044, or 30%, decrease in product costs for the six months ended December 31, 2009 when compared to the same period in 2008. The decrease in product costs was primarily driven by the concentration on the My Baby brand, which is produced only for the Nintendo DS and Wii platforms and costs less to build.

Gross Profit.  For the six month periods ended December 31, 2009 and 2008, gross profit increased to $11,238,228 from $10,918,573, or 3%, and gross profit margin remained flat period over period at 42%.

 Warehousing and Distribution Expenses. For the six months ended December 31, 2009 and 2008, warehousing and distribution expenses were $607,234 and $476,563, respectively, resulting in an increase of 27%. This increase is due primarily to increase in units shipped and units currently being held at our third party warehouse when compared to 2008.

Sales and Marketing Expenses.  For the six months ended December 31, 2009, sales and marketing expenses decreased 1% to $5,870,676 from $5,950,539 for the comparable period in 2008. Sales and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes. Included in sales and marketing expenses for the six months ended December 31, 2009 and 2008 is a non-cash charge of $39,818 and $75,468, respectively, for stock options granted to vendors and other non-employees.

Gain on Settlement of Trade Payables. For the six months ended December 31, 2009, the gain on settlement of trade payables was $3,256,489, which was the result of negotiations with various unsecured creditors for the settlement and payment of trade payables at amounts less than the recorded liability.

Litigation Costs. For the six months ended December 31, 2009, litigation costs associated with the matter involving CDV were $3,075,206 (see Item 1, “Legal Proceedings,” of Part II of this report).

General and Administrative Expenses.  For the six months ended December 31, 2009, general and administrative expenses increased 48% to $6,088,712 from $4,128,265 for the comparable period in 2008. Wages included in general and administrative expenses increased from $1,276,583 for the six months ended December 31, 2008 to $1,981,694 for the six months ended December 31, 2009, an increase of 55%.  Professional fees increased 178% from $688,320 for the six months ended December 31, 2008 to $1,910,561 for the six months ended December 31, 2009 as a result of legal and accounting fees related to current litigation and costs associated with being a public company. Travel and entertainment expenses were $209,499 for the six months ended December 31, 2008, decreasing 45% to $115,151 for the six months ended December 31, 2009. General and administrative expenses as a percentage of net revenues increased, to approximately 23% for the six months ended December 31, 2009 from 16% for the same period in fiscal year 2009.  In addition, for the six months ended December 31, 2009, general and administrative expenses includes $320,102 for noncash compensation related to employee stock options and restricted stock granted, an increase of $53,065, or 20%, from the comparable period in 2008.

Restructuring and Transaction Costs: For the six months ended December 31, 2008, we incurred $560,806 in restructuring costs related to the Gamecock acquisition. These primarily consist of salaries and severance for Gamecock employees who separated from service after the Gamecock acquisition as part of restructuring Gamecock’s operations.  For the six months ended December 31, 2008, we incurred $28,675 in costs related to the Acquisition. These costs included professional fees to accounting firms, law firms and advisors.

Operating (Loss) Income.  For the six months ended December 31, 2009, our operating loss increased 407% to $1,147,111 from an operating loss of $226,275 for the prior period.

Interest and Financing Costs.  For the six months ended December 31, 2009, interest and financing costs increased to $808,174 from $158,934 for the prior year period due to an increase in average borrowings as a result of the increase in our accounts receivable as well as interest expense related to the production advance payable.  The production advance payable is currently in default and is accruing production fees at $0.009 per unit (based upon 382,000 units) for each day after November 14, 2009 (approximately $160,000 through December 31, 2009).

Net Loss.  For the six months ended December 31, 2009, our net loss increased 408% to $1,955,285 from a net loss of $385,209 in the prior period.

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

Liquidity and Capital Resources

Our independent registered public accounting firm noted in their report accompanying our consolidated balance sheet of December 31, 2009 and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended December 31, 2009 and 2008 that our default on a production advance payable, the material uncertainty in connection with the renewal of our line of credit and our significant contingencies raise substantial doubt about our ability to continue as a going concern. Management plans to maintain our viability as a going concern by:

•
attempting to expeditiously resolve our contingencies for amounts significantly less than currently accrued for in order to reduce aggregate liabilities on our balance sheet on payments terms manageable by us;

•
seeking the renewal of our line of credit with SunTrust Bank, Inc., or SunTrust, and/or obtaining alternative or additional financing in order to address the month to month nature of our current line of credit; and

•	reducing costs and expenses in order reduce or eliminate quarterly losses.

While the Company is committed to pursuing these options and others to address its viability as a going concern, there can be no assurance that these plans will be successfully completed; and therefore, there is uncertainty about the Company’s ability to realize its assets or satisfy its liabilities in the normal course of business (See Item 1A, “Risk Factors” of Part II of this report).

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our videogames, (ii) working capital, and (iii) capital expenditures. Historically, we have met our capital needs, including working capital, capital expenditures and commitments, through our operating activities, our line of credit, through the sale of our equity securities, and, prior to the reverse acquisition, loans from related parties and our shareholders.  At this time, however, execution of management’s plan to maintain our viability as a going concern is necessary for us to continue to fully fund our cash requirements from operations.  If we are unable to negotiate a significant reduction to our contingencies or we cannot renew our line of credit or obtain other financing on acceptable terms, cash from our operations will not be sufficient to fund our obligations as they come due.  Our cash and cash equivalents were $658,609 at December 31, 2009 and $648,311 at June 30, 2009.

Line of Credit. We have a line of credit with SunTrust that matured on December 31, 2009 and has been extended on a month to month basis. The line of credit bears interest at prime plus ½%, which was 3.75% at December 31, 2009. Availability under the line of credit is restricted to 65% of our eligible accounts receivable plus $500,000. The line of credit is primarily secured by our accounts receivable. The line of credit is further secured by the personal guarantees and pledge of personal securities and assets, of two of our shareholders and certain of their affiliates. At December 31, 2009, we were in compliance with all of the line of credit’s covenants and requirements.  We are currently negotiating a renewal of our line of credit, however, there are no assurances that the line of credit will be renewed or renewed at terms that are acceptable to us.

At December 31, 2009 and June 30, 2009, the outstanding line of credit balance was $5,310,732 and $5,349,953, respectively, and the remaining available under the line of credit amounted to $49,796 and $-0-, respectively.

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

At December 31, 2009 and June 30, 2009, amounts due from our three largest customers comprised approximately 43% and 52% of our gross accounts receivable balance, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer’s credit worthiness and economic conditions that may impact our customers’ business and access to capital. We continue to monitor the lagging economy, the global contraction of credit markets and other factors as they relate to our customers in order to manage the risk of uncollectible accounts receivable.

Preferred Stock. During the fourth quarter of fiscal year 2008 and the first half of fiscal year 2009, we sold 14,563,833 shares of preferred stock valued at $14,563,833, which provided additional liquidity to fund our continued growth through investment in videogame development.

Cash Flows. We expect that we will make expenditures relating to advances on royalties to third-party developers to which we have made commitments to fund. Cash flows from operations are affected by our ability to release successful titles. Though many of these titles have substantial royalty advances and marketing expenditures, once a title recovers these costs, incremental net revenues typically will directly and positively impact cash flows.

For the six months ended December 31, 2009 we had net cash provided by operating activities of $6,932, and in 2008 we had net cash used in operating activities $6,822,255.

During the six months ended December 31, 2009, investing activities resulted in net cash provided of $330,438 and during the six months ended December 31, 2008, investing activities resulted in net cash used of $469,122. The cash provided was a result of the increase in restricted cash during the six months ended December 31, 2009.

During the six months ended December 31, 2009, financing activities resulted in net cash used of $417,319 and during the six months ended December 31, 2008, financing activities resulted in net cash provided of $3,589,922.

The Gamecock acquisition along with our various contingencies have caused a strain on our cash flows, as we have needed to fund the payment of certain liabilities Gamecock incurred prior to the Gamecock acquisition and pay certain amounts in settlement of our contingencies. This strain on cash flows has limited our ability to fund additional production of videogames. In particular, our Chairman, Terry Phillips, advanced $307,440 to us in order to fund the production of additional cartridges for a particular videogame. The advance was unsecured, payable on demand and non-interest bearing. At June 30, 2009, the amount due was $232,440. Subsequent to June 30, 2009, the amount was repaid.

International Operations. Net revenue earned outside of North America is principally generated by our operations in Europe, Australia and Asia. For the three months ended December 31, 2009 and 2008, approximately 27% and 4%, respectively, of our net revenue was earned outside of the U.S. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

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

Item 4T. Controls and Procedures

Restatement of Previously Issued Financial Statements

In connection with the filing of our Form 10-Q/A with the SEC on September 11, 2009, during the first fiscal quarter of 2010, management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that reevaluation, the Chief Executive Officer, who is also serving as our interim Chief Financial Officer, and in consultation with our Chairman, concluded that the our disclosure controls and procedures were not effective as of March 31, 2009 as a result of the following material weaknesses in our internal control over financial reporting.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who is also serving as our interim Chief Financial Officer, and in consultation with our Chairman and our interim Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and that such information required to be disclosed was accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based upon this reevaluation, our Chief Executive Officer, who is also serving as our interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2009 as a result of the previously identified material weaknesses in our internal control over financial reporting.

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

•
we have enhanced our computer software and internal procedures related to information technology in order to migrate from spreadsheet applications into automated functions within the accounting system;

•	we have implemented access controls into our financial accounting software; and

•	we have had communications with our employees regarding ethics and the availability of our internal fraud hotline.

Additionally, in connection with our remediation process we are implementing the following remediation measures:

•	we are developing additional training for our accounting personnel and reallocating duties of certain accounting personnel;

•	we are enhancing procedures and documentation supporting our accruals; and

•	we are incorporating more robust management review of our general and administrative expense accruals.

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

PART II

Item 1.  Legal Proceedings

On March 12, 2009, we, along with Gamecock, SouthPeak Interactive, Ltd. and Gamecock Media Europe, Ltd., were served with a complaint by CDV alleging various breach of contract and other claims related to a publishing and distribution agreement, or the Distribution Agreement, entered into between Gamecock Media Europe, Ltd. and CDV in January 2008. CDV is seeking the return of $4,590,000 in videogame development advances, an injunction against us and our subsidiaries, approximately $650,000 in specified damages, further damages to be assessed, and discretionary interest and costs. Gamecock Media Europe, Ltd. filed a counterclaim against CDV for $950,000 and discretionary interest and costs, resulting from videogame sales and the achievement of a milestone under the Distribution Agreement. The hearing for both CDV’s claims and Gamecock Media Europe’s counterclaim concluded on July 22, 2009.  On November 20, 2009, the court issued its ruling in which some of CDV’s claims were upheld and some were denied.  Additionally, Gamecock Media Europe, Ltd.’s counterclaim was dismissed. The court awarded CDV approximately $3.8 million plus interest and legal expenses. This amount, plus interest and legal expenses, represents the full amount of the judgment against Gamecock and its subsidiary. Of this judgment, SouthPeak Interactive Corporation is also liable for legal expenses.

On October 27, 2008, Gamecock was served with a demand for arbitration by a developer alleging various breaches of contract related to a publishing agreement entered into between Gamecock and the developer on December 12, 2007. The developer is seeking an award of $4,910,000, termination of the agreement, exclusive control of the subject videogame, and discretionary interest and costs. Gamecock has responded stating that the developer’s attempts to terminate the publishing Agreement constitute wrongful termination of the agreement and breach of the agreement. Gamecock has also filed a counterclaim against the developer seeking the return of approximately $5.9 million in advances on royalties in the event the publishing agreement is terminated.  The developer has filed a supplemental demand for arbitration concerning royalty payments due under a separate publishing agreement and is seeking an award of $41,084.  An arbitration scheduled for January 2010 has been postponed and a new date has not been set.  As of December 31, 2009, the Company has accrued sufficient amounts to cover anticipated liabilities related to this matter.

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

We have received a review report from our independent registered public accounting firm expressing doubt regarding our ability to continue as a going concern.

Our independent registered public accounting firm noted in their review report accompanying our consolidated balance sheet of December 31, 2009 and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended December 31, 2009 and 2008 that our default on a production advance payable, the material uncertainty in connection with the renewal of our line of credit and our significant contingencies raise substantial doubt about our ability to continue as a going concern. Management plans to maintain our viability as a going concern by:

•
attempting to expeditiously resolve our contingencies for amounts significantly less than currently accrued for in order to reduce aggregate liabilities on our balance sheet on payment terms manageable by us;

•	seeking the renewal of our line of credit with SunTrust and/or obtaining alternative or additional financing in order to address the month to month nature of our current line of credit; and

•	reducing costs and expenses in order reduce or eliminate quarterly losses.

Although management is confident that we will be able to renew our line of credit and implement the other aspects of this plan, we cannot assure you that the plan will be successful. This doubt about our ability to continue as a going concern could adversely affect our ability to obtain additional financing at favorable terms, if at all, as such an opinion may cause investors to have reservations about our long-term prospects, and may adversely affect our relationships with customers. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in us.

Item 5.  Other Information

Subsequent Events

In February, 2010, the Company, SouthPeak Interactive, L.L.C., and Gamecock were served with a complaint by TimeGate Studios, Inc., or TimeGate, alleging various breach of contract and other claims related to a publishing agreement, or the Publishing Agreement, entered into between Gamecock and TimeGate in June 2007. TimeGate is seeking the return of all past and future revenue generate from the videogame related to the Publishing Agreement, an injunction against the Company and its subsidiaries, damages to be assessed, and discretionary interest and costs.  The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of this matter. The Company and its subsidiaries intend to vigorously defend all claims.

Item 6.  Exhibits

Exhibit
Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
15*	Independent Registered Public Accounting Firm’s Awareness Letter.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHPEAK INTERACTIVE CORPORATION

	By:	/s/ Melanie Mroz
Melanie Mroz President, Chief Executive Officer and Interim Chief Financial Officer
Date: February 16, 2010

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
15*	Independent Registered Public Accounting Firm’s Awareness Letter.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.