Form 10-Q
period 2010-03-31
SouthPeak Interactive CORP
filed 2010-05-17
CIK 1336262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

Yes ☐     No ☑

As of May 14, 2010, 60,078,542 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

PART I

Item 1.  Condensed Consolidated Financial Statements

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	June 30, 2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$323,418	$648,311
Restricted cash	2,400	1,245,582
Accounts receivable, net of allowances of $6,617,750 and $7,214,984 at March 31, 2010 and June 30, 2009, respectively	4,987,418	4,972,417
Inventories	2,398,887	4,459,837
Current portion of advances on royalties	7,837,993	8,435,415
Current portion of intellectual property licenses	383,571	410,995
Related party receivables	62,611	33,207
Prepaid expenses and other current assets	870,664	573,145

Total current assets	16,866,962	20,778,909

Property and equipment, net	2,729,676	2,754,139
Advances on royalties, net of current portion	5,735,156	1,556,820
Intellectual property licenses, net of current portion	1,630,179	1,917,858
Goodwill	7,911,800	7,490,065
Intangible assets, net	20,358	43,810
Other assets	11,441	11,872

Total assets	$34,905,572	$34,553,473

Liabilities and Shareholders’ Equity

Current liabilities:
Line of credit	$4,744,191	$5,349,953
Current maturities of long-term debt	64,536	50,855
Production advance payable in default	3,755,104	-
Accounts payable	10,958,154	19,686,168
Accrued royalties	2,892,311	414,696
Accrued expenses and other current liabilities	5,388,792	2,419,100
Deferred revenues	295,301	2,842,640
Due to shareholders	-	232,440
Due to related parties	13,200	125,045
Accrued expenses - related parties	220,929	184,766
Total current liabilities	28,332,518	31,305,663

Long-term debt, net of current maturities	1,557,791	1,538,956
Total liabilities	29,890,309	32,844,619

Commitments and contingencies	-	-

Shareholders’ equity:

Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2010 and June 30, 2009	-	-
Series A convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized; 5,653,833 and 5,953,833 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively; aggregate liquidation preference of $5,653,833 at March 31, 2010	565	595
Common stock, $0.0001 par value; 90,000,000 shares authorized; 58,818,600 and 44,530,100 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	5,882	4,453
Additional paid-in capital	30,011,895	25,210,926
Accumulated deficit	(24,908,945)	(23,145,800)
Accumulated other comprehensive loss	(94,134)	(361,320)

Total shareholders’ equity	5,015,263	1,708,854
Total liabilities and shareholders’ equity	$34,905,572	$34,553,473

See notes to condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009

Net revenues	$7,538,840	$13,517,073	$34,312,441	$39,213,650

Cost of goods sold:
Product costs	3,778,704	5,471,239	12,474,987	17,836,565
Royalties	3,251,395	2,714,042	9,871,028	5,015,222
Intellectual property licenses	95,893	1,660	315,350	113,158

Total cost of goods sold	7,125,992	8,186,941	22,661,365	22,964,945

Gross profit	412,848	5,330,132	11,651,076	16,248,705

Operating expenses:
Warehousing and distribution	327,286	524,203	934,520	1,000,766
Sales and marketing	988,226	3,163,630	6,858,902	9,114,169
General and administrative	2,665,494	2,137,557	8,754,206	6,265,823
Restructuring costs	-	67,631	-	628,437
Transaction costs	-	3,671	-	32,346
Litigation costs	-	-	3,075,206	-
Gain on settlement of contingent purchase price obligation	(908,210)	-	(908,210)	-
Gain on extinguishment of accrued litigation costs	(3,249,610)	-	(3,249,610)	-
Loss (gain) on settlement of trade payables	4,118	-	(3,252,371)	-

Total operating (income) expenses	(172,696)	5,896,692	12,212,643	17,041,541

Income (loss) from operations	585,544	(566,560)	(561,567)	(792,836)

Interest expense, net	393,404	125,281	1,201,578	284,213

Net income (loss)	192,140	(691,841)	(1,763,145)	(1,077,049)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	-	-	-	1,142,439

Net income (loss) attributable to common shareholders	$192,140	$(691,841)	$(1,763,145)	$(2,219,488)

Basic income (loss) per share:	$0.004	$(0.02)	$(0.04)	$(0.06)
Diluted income (loss) per share:	$0.004	$(0.02)	$(0.04)	$(0.06)

Weighted average number of common shares outstanding - Basic	45,356,744	35,920,100	45,069,852	35,920,100
Weighted average number of common shares outstanding - Diluted	53,297,317	35,920,100	45,069,852	35,920,100

* No effect is given for dilutive securities for loss periods.

See notes to condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,763,145)	$(1,077,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200,191	286,381
Allowances for price protection, returns, and defective merchandise	(573,870)	1,901,598
Bad debt expense, net of recoveries	(23,364)	-
Stock-based compensation expense	551,325	461,336
Common stock issued to seller for settlement of contingent purchase price obligation	245,000	-
Common stock and warrants issued to vendor	104,500	-
Amortization of royalties and intellectual property licenses	6,235,905	4,344,618
Loss on disposal of fixed assets	4,839	-
Gain on settlement of trade payables	(3,252,371)	-
Gain on settlement of contingent purchase price obligation	(908,210)	-
Gain on extinguishment of accrued litigation costs	(3,249,610)	-
Changes in operating assets and liabilities:
Accounts receivable	582,233	710,253
Inventories	2,060,950	1,993,254
Advances on royalties	(5,600,173)	(7,875,945)
Intellectual property licenses	-	(1,460,000)
Related party receivables	(29,404)	(12,172)
Prepaid expenses and other current assets	(297,519)	234,266
Other assets	-	(3,010)
Production advance payable	3,755,104	-
Accounts payable	(5,420,220)	(3,469,885)
Accrued royalties	2,477,615	(398,926)
Accrued expenses and other current liabilities	7,153,737	(219,278)
Deferred revenues	(2,547,339)	(872,885)
Accrued expenses - related parties	36,163	(4,182)

Total adjustments	1,505,482	(4,384,577)

Net cash used in operating activities	(257,663)	(5,461,626)

Cash flows from investing activities:
Purchases of property and equipment	(83,225)	(403,478)
Cash payments to effect acquisition, net of cash acquired	-	(247,542)
Contingent consideration for acquisition	-	(501,815)
Change in restricted cash	739,799	(110,324)
Net cash provided by (used in) investing activities	656,574	(1,263,159)

Cash flows from financing activities:
Proceeds from line of credit	23,538,071	27,149,038
Repayments of line of credit	(24,143,833)	(25,224,987)
Repayments of long-term debt	(40,943)	(20,377)
Net proceeds from (repayments of) amounts due to shareholders	(232,440)	78,442
Net proceeds from (repayments of) amounts due to related parties	(111,845)	-
Advances from related parties	-	77,339
Proceeds from the issuance of Series A convertible preferred stock, net of cash offering costs	-	1,229,811

Net cash (used in) provided by financing activities	(990,990)	3,289,266

Effect of exchange rate changes on cash and cash equivalents	267,186	(240,844)

Net decrease in cash and cash equivalents	(324,893)	(3,676,363)
Cash and cash equivalents at beginning of the period	648,311	4,095,036

Cash and cash equivalents at end of the period	$323,418	$418,673

Supplemental cash flow information:
Cash paid during the period for interest	$383,105	$284,213
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non-cash activities:
Intellectual property licenses included in accrued expenses and other current liabilities	$135,000	$135,000
Contingent purchase price payment obligation related to Gamecock acquisition	$477,158	$501,815
Decrease in goodwill with respect to finalizing purchase price allocation	$55,423	$-
Purchase of vehicle through the assumption of a note payable	$73,459	$-
Purchase of building through the assumption of a note payable	$-	$500,000
Advances on royalties paid with common stock	$1,035,000	$-
Purchase of videogame development contract paid with common stock	$4,000,000	$-

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

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is predicated upon, among other things, continuing to generate positive cash flows from operations, curing the default on the production advance payable, and the resolution of various contingencies.  Management plans to maintain the Company’s viability as a going concern by:

•
attempting to expeditiously resolve its contingencies for amounts significantly less than currently accrued for in order to reduce aggregate liabilities on the Company’s balance sheet and on payment terms manageable by the Company; and

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

On August 13, 2009, the Company entered into a unit production financing agreement with a producer relating to the production of certain games, of which the balance outstanding under this agreement was $3,755,104 at March, 31, 2010 (see Note 11).  The Company has failed to make the required payments under this agreement.  As a result, the production advance payable is currently in default and is accruing additional production fees at $0.009 per unit (based upon 382,000 units) for each day after November 14, 2009 (approximately $453,000 through March 31, 2010).

The Company’s credit agreement with SunTrust Banks, Inc., or SunTrust, contains a number of restrictive covenants (see Note 5, Line of Credit for further discussion). One financial covenant includes a requirement to maintain an interest coverage ratio of not less than 1.5 to 1.0. The interest coverage ratio is based on the ratio of EBIT to consolidated net interest expense with consolidated EBIT equal to net income plus interest expense, income tax expense, and extraordinary or non-recurring non-cash charges.  For the nine months ended March 31, 2010, the Company’s interest coverage ratio was 0.5 to 1.0 which violated the interest coverage ratio covenant in the credit agreement. This failure to comply with the covenants contained in the credit facility is considered an event of default under the credit agreement, which, if not cured or waived, could result in SunTrust declaring all obligations immediately due and payable, which would have a material adverse affect on the Company’s financial condition and results of operations.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies, continued

Additionally, management closely monitors the retail/consumer landscape and reevaluates its sales and revenue forecasts in order to scale its expenses and game development costs to the Company’s performance and its available capital.  This results from the fact that the Company’s business model allows it to scale certain of its costs in reference to its available capital and market conditions, including funding new game development costs as well as certain operating expenses, such as sales and marketing costs. The Company is evaluating alternatives for cost reduction and as well as certain efficiency and cost containment measures to improve its profitability and cash flow.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and for the three and nine month periods ended March 31, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (all of which are of a normal, recurring nature) considered for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of SouthPeak Interactive Corporation, and its wholly-owned subsidiaries SouthPeak Interactive, L.L.C., SouthPeak Interactive, Ltd., Vid Sub, LLC, Gone Off Deep, LLC, Gamecock Media Europe Ltd., and IRP GmbH.  All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of advances on royalties, intellectual property licenses and intangibles, the fair value of assets acquired, valuation of inventories, realization of deferred income taxes, the adequacy of allowances for sales returns, price protection and doubtful accounts, accrued liabilities, the valuation of stock-based transactions and assumptions used in the Company’s goodwill impairment test.  These estimates generally involve complex issues and require the Company to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates.

Subsequent events have been evaluated through the filing date of these unaudited condensed consolidated financial statements.

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

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies, continued

The Company has two customers, Wal-Mart and GameStop, which accounted for 21% and 20%, respectively, of consolidated gross revenues for the nine months ended March 31, 2010.  GameStop and Wal-Mart accounted for 33% and 13%, respectively, of consolidated gross accounts receivable at March 31, 2010.  For the nine months ended March 31, 2009, Wal-Mart and GameStop  accounted for 19% and 18%, respectively, of consolidated gross revenues.  Navarre Corporation, GameStop, and Wal-Mart accounted for 20%, 17% and 15%, respectively, of consolidated gross accounts receivable at June 30, 2009.

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

Amounts incurred related to these three vendors as of March 31, 2010 and June 30, 2009 and for the three-month and nine-month periods ended March 31, 2010 and 2009 are as follows:

	Cost of Goods Sold — Products				Accounts Payable
	For the three months ended March 31, 2010	For the three months ended March 31, 2009	For the nine months ended March 31, 2010	For the nine months ended March 31, 2009	As of March 31, 2010	As of June 30, 2009

Microsoft	$552,048	$703,300	$3,504,488	$1,600,234	$217,952	$142,329
Nintendo	$1,732,535	$2,708,603	$5,759,074	$6,446,080	$-	$-
Sony	$276,256	$466,407	$385,043	$1,660,788	$185,197	$12,493

In addition, the Company has purchased a significant amount of videogames for resale for such platforms from a single supplier. Such purchases amounted to $366,229 and $-0- in “cost of goods sold - product costs” for the three months ended March 31, 2010 and 2009, respectively. Such purchases amounted to $1,531,279 and $1,959,738 in “cost of goods sold – product costs” for the nine months ended March 31, 2010 and 2009, respectively.  Amounts included in accounts payable for this vendor at March 31, 2010 and June 30, 2009 totaled $1,461,209 and $8,652,019, respectively (see Note 12 regarding gain on settlement of trade payable related to Vendor 1).

Restricted Cash

Restricted cash relates to deposits held as cash collateral for the line of credit and funds held in escrow pending resolution of an outstanding litigation matter.

Funds held in escrow of $797,555 were released in January 2010 to CDV Software Entertainment AG in order to partially reduce the liability owed relating to outstanding litigation (see Note 10).

 At March 31, 2010 and June 30, 2009, restricted cash consisted of the following:

	March 31, 2010	June 30, 2009
Cash collateral for the line of credit (see Note 5)	$2,400	$742,199
Funds held in escrow pending resolution of litigation (see Notes 10 and 15), of which $265,919 is included as a liability at June 30, 2009	-	503,383
Total	$2,400	$1,245,582

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

At March 31, 2010 and June 30, 2009, accounts receivable allowances consisted of the following:

	March 31, 2010	June 30, 2009
Sales returns	$1,399,628	$1,294,082
Price protection	4,416,786	4,998,622
Doubtful accounts	751,532	874,645
Defective items	49,804	47,635

Total allowances	$6,617,750	$7,214,984

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies, continued

Inventories

Inventories are stated at the lower of average cost or market. Management regularly reviews inventory quantities on hand and in the retail channel and records a provision for excess or obsolete inventory based on the future expected demand for the Company’s games. Significant changes in demand for the Company’s games would impact management’s estimates in establishing the inventory provision.  Inventory costs include licensing fees paid to platform proprietors. These licensing fees include the cost to manufacture the game cartridges. These licensing fees included in “cost of goods sold - product costs” amounted to $2,560,839 and $9,648,605 for the three and nine months ended March 31, 2010, respectively, and $3,878,310 and $9,707,102 for the three and nine months ended March 31, 2009, respectively. Licensing fees included in inventory at March 31, 2010 and June 30, 2009 totaled $1,283,512 and $920,747, respectively.

Advances on Royalties

The Company utilizes independent software developers to develop its games in exchange for payments to the developers based upon certain contract milestones. The Company enters into contracts with the developers once the game design has been approved by the platform proprietors and is technologically feasible.  Accordingly, the Company capitalizes such payments to the developers during development of the games. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owed to the developer from future sales of the game. Any pre-release milestone payments that are not prepayments against future royalties are expensed to “cost of goods sold - royalties” in the period when the game is released. Capitalized royalty costs for those games that are cancelled or abandoned are charged to “cost of goods sold - royalties” in the period of cancellation.  Capitalized costs for games that are cancelled or abandoned prior to product release are charged to “cost of goods sold - royalties” in the period of cancellation. There were no costs for games cancelled or abandoned during the three-month and nine-month periods ended March 31, 2010 and 2009, respectively.

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

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies, continued

Intellectual Property Licenses

Intellectual property license costs consist of fees paid by the Company to license the use of trademarks, copyrights, and software used in the development of games. Depending on the agreement, the Company may use acquired intellectual property in multiple games over multiple years or for a single game.  When no significant performance remains with the licensor upon execution of the license agreement, the Company records an asset and a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records the payments as an asset when paid and as a liability when incurred, rather than upon execution of the agreement. The Company classifies these obligations as current liabilities to the extent they are contractually due within the next twelve months.  Capitalized intellectual property license costs for those games that are cancelled or abandoned are charged to “cost of goods sold - intellectual property licenses” in the period of cancellation. There were no costs for games cancelled or abandoned during the three-month and nine-month periods ended March 31, 2010 and 2009, respectively.

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

The Company determined that current business conditions, and the resulting decrease in the Company’s projected cash flows, constituted a triggering event which required the Company to perform interim impairment tests related to its long-lived assets and goodwill during the quarter ended March 31, 2010. The Company’s interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.  The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. While the Company has previously invested in certain assets that would be classified as “level 1,” as of March 31, 2010, the Company does not hold any “level 1” cash equivalents that are measured at fair value on a recurring basis, nor does the Company have any assets or liabilities that are based on “level 2” or “level 3” inputs.

Comprehensive Income (Loss)

For the three-month and nine-month periods ended March 31, 2010 and 2009, the Company’s comprehensive income (loss) was as follows:

	For the		For the
	Three months ended		Nine months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Net income (loss)	$192,140	$(691,841)	$(1,763,145)	$(1,077,049)
Other comprehensive income (loss)
Change in foreign currency translation adjustment	176,939	(59,900)	267,186	(240,844)
Comprehensive income (loss)	$369,079	$(751,741)	$(1,495,959)	$(1,317,893)

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

As the Company reported a net loss for the nine-month period ended March 31, 2010, basic and diluted earnings per share were the same for this period.  Potentially dilutive securities totaling 6,674,371 and 15,947,572 shares for the nine months ended March 31, 2010 and 2009, respectively, were excluded from the diluted earnings per share calculation because of their anti-dilutive effect.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements - a consensus of the FASB Emerging Issues Task Force (“EITF”)” (formerly EITF 09-3). ASU 2009-14 revises FASB ASC 985-605 to drop from its scope all tangible products containing both software and non-software components that operate together to deliver the products’ functions. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multi-deliverable revenue arrangement. ASU 2009-14 is effective for fiscal years beginning after June 15, 2010. Early adoption is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” (formerly EITF 08-1), which amends the revenue recognition guidance for arrangements with multiple deliverables.  ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. It also eliminated the use of the residual value method for determining the allocation of arrangement consideration. ASU 2009-13 is effective for fiscal years beginning after June 15, 2010. Early adoption is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. Gamecock Acquisition

On October 10, 2008, the Company acquired Gamecock pursuant to a definitive purchase agreement (the “Gamecock Agreement”) with Vid Agon, LLC (the “Seller”) and Vid Sub, LLC (the “Member”). The Member is a wholly-owned subsidiary of the Seller and Gamecock is a wholly-owned subsidiary of the Member.  Pursuant to the terms of the Gamecock Agreement, the Company acquired all of the outstanding membership interests of the Member in exchange for aggregate consideration of 7% of the future revenues from sales of certain Gamecock games, net of certain distribution fees and advances, and a warrant to purchase 700,000 shares of the Company’s common stock.(See Note 16).

The amount of the contingent purchase price payment obligations (the “Gamecock Earn-Out”) has been added to the purchase price (i.e., goodwill).

The purchase price of Gamecock, adjusted from its initial purchase price and finalized on October 10, 2009, consists of the following items:

Fair value of 700,000 warrants to purchase common stock with an exercise price of $1.50 per share based on the closing date of the transaction, October 10, 2008 (See Note 16)	$1,033,164
Transaction costs	750,000
Total initial purchase consideration	$1,783,164

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

The following table presents the gross and net balances, and accumulated amortization of the components of the Company’s purchased amortizable intangible assets included in the acquisition as of March 31, 2010:

		Accumulated
	Gross	Amortization	Net

Royalty agreements (Advances on royalties)	$3,424,000	$2,729,647	$694,353
Intangible assets, net
Game sequel titles	$1,142,000	$1,142,000	$-
Non-compete agreements	200,000	200,000	-
Distribution agreements	40,000	19,642	20,358

Total intangible assets, net	$1,382,000	$1,361,642	$20,358

Intangible assets and goodwill are expected to be tax deductible.  During the year ended June 30, 2009, the Company incurred an impairment charge of $1,142,000 related to write-off of acquired game sequel titles due to the underperformance of the acquired titles.

The estimated future decreases (increases) to net income (loss) from the amortization of the finite-lived intangible assets are the following amounts:

Year ending June 30,

2010 (six months ended June 30, 2010)	$3,333
2011	$13,333
2012	$3,692

The weighted average estimated amortization period as of March 31, 2010 is 18 months.

As of March 31, 2010, a total of $1,353,211, which may be netted contractually against adjustments for excess payables, as defined pursuant to the Gamecock Agreement, of the Gamecock Earn-Out has been achieved and was recorded as goodwill in the consolidated balance sheets. (See Note 16).

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

For the nine months ended March 31, 2009
Pro forma net revenues	$40,027,695
Pro forma net loss	$(35,414,802)
Pro forma net loss per share—basic	$(0.99)
Pro forma net loss per share—diluted	$(0.99)

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

3. Inventories

Inventories consist of the following:

	March 31, 2010	June 30, 2009
Finished goods	$1,881,125	$3,858,518
Purchased parts and components	517,762	601,319
Total	$2,398,887	$4,459,837

4. Property and Equipment, net

Property and equipment, net was comprised of the following:

	March 31, 2010	June 30, 2009
Land	$544,044	$544,044
Building and leasehold improvements	1,496,099	1,496,147
Computer equipment and software	775,226	719,621
Office furniture and other equipment	441,303	353,406
	3,256,672	3,113,218

Less: accumulated depreciation and amortization	526,996	359,079

Property and equipment, net	$2,729,676	$2,754,139

Depreciation and amortization expense for the three months and nine months ended March 31, 2010 was $62,350 and $171,601, respectively.  For the three months and nine months ended March 31, 2009, depreciation and amortization expense was $46,132 and $128,845, respectively.

5. Line of Credit

The Company has a $8.0 million revolving line of credit facility with SunTrust Banks, Inc. (“SunTrust”) that matures on November 30, 2010.  From time to time SunTrust in its sole and absolute discretion may increase the Company’s line of credit in the form of an overadvance agreement.  As of March 31, 2010 and June 30, 2009, the Company’s borrowing base may not exceed 65% of eligible accounts receivable plus $500,000. The line of credit bears interest at prime plus 1½%, which was 4.75% and 3.75% at March 31, 2010 and June 30, 2009, respectively.  SunTrust processes payments received on such accounts receivable as payments on the revolving line of credit. The line is collateralized by gross accounts receivable of approximately $8,550,045 and $8,673,000 at March 31, 2010 and June 30, 2009, respectively. The line of credit is further collateralized by personal guarantees, and pledge of personal securities and assets by two Company shareholders, one of whom is the Company’s chairman, and certain other affiliates. The agreement contains certain financial and non-financial covenants. At March 31, 2010, the Company was not in compliance with these covenants. If the Company fails to comply with the covenants and is unable to obtain a waiver or amendment, an event of default could result, and SunTrust could declare outstanding borrowings immediately due and payable. If that should occur, the Company cannot guarantee that it would have sufficient liquidity at that time to repay or refinance borrowings under the revolving credit facility.  Although SunTrust has continued to work with the Company to extend the credit facility, the Company may no longer be able to borrow under the terms of the credit facility.

At March 31, 2010 and June 30, 2009, the outstanding line of credit balance was $4,744,191 and $5,349,953, respectively. At March 31, 2010 and June 30, 2009, the Company had $818,069 and $-0-, respectively, available under its credit facility. For the three months and nine months ended March 31, 2010, interest expense relating to the line of credit was $43,595 and $160,565, respectively.  For the three months and nine months ended March 31, 2009, interest expense relating to the line of credit was $68,280 and $153,793, respectively.

6. Long-term Debt

Long-term debt was comprised of the following:

	March 31, 2010	June 30, 2009
Mortgages payable
First National Bank	$1,020,488	$1,039,078
Southwest Securities, FSB	482,631	493,437
Vehicle notes payable	119,208	57,296

Total debt	1,622,327	1,589,811
Less current portion	64,536	50,855
Total long-term debt	$1,557,791	$1,538,956

In connection with the purchase of an office building in Grapevine, Texas, the Company entered into a five year mortgage with a financial institution in the amount of $500,000.  The interest rate on the mortgage adjusts daily to prime plus 1.0% (5.5% at March 31, 2010).  Principal and interest are payable in monthly installments of $3,439 continuing until January 28, 2014 when the entire balance of principal and accrued interest is due and payable.  The mortgage is secured by the land and building. The Company’s chairman has personally guaranteed the mortgage note.

In connection with the purchase of an office building and land in Grapevine, Texas, the Company entered into a 20 year mortgage with a financial institution in the amount of $1,068,450. The interest rate on the mortgage adjusts every five years to prime minus ¼% (7.5% at March 31, 2010). The monthly principal and interest payment is $8,611 with interest only payments for the first six months. The mortgage is secured by the purchased land and building. Two shareholders of the Company, one of whom is the Company’s chairman, have personally guaranteed the mortgage note.

The scheduled maturities of the long-term debt are as follows:

Year ending June 30,
2010 (three months ended June 30, 2010)	$15,800
2011	65,451
2012	68,993
2013	73,347
2014	489,277
Thereafter	909,459

Total	1,622,327

Less: current maturities	64,536

Long-term debt, net of current portion	$1,557,791

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

Due to Shareholders

During the year ended June 30, 2009, the Company’s chairman advanced the Company $307,440. The advance was unsecured, payable on demand and non-interest bearing.  Subsequent to June 30, 2009, the amount was repaid.  At March 31, 2010 and June 30, 2009, the amount due was $-0- and $232,440, respectively.

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

The Company incurred fees for broadband usage to an entity partially owned by two shareholders of the Company, one of whom is the Company’s chairman. Broadband usage fees for the three and nine months ended March 31, 2010 were $8,800 and $22,000, respectively. Broadband usage fees for the three and nine months ended March 31, 2009 were $20,850 and $62,550, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. At March 31, 2010 and June 30, 2009, $13,200 and $11,546, respectively, remained as a payable to the affiliate and is included in due to related parties in the accompanying consolidated balance sheets.

Accrued Expenses - Related Parties

Accrued expenses - related parties as of and for the nine months ended March 31, 2010 and the year ended June 30, 2009 are as follows:

	Nine months ended March 31, 2010	Year ended June 30, 2009
Balance at beginning of period	$184,766	$5,770
Expenses incurred:
Rent	82,500	100,250
Commissions	378,393	705,032
Less: amounts paid	(424,730)	(626,286)
Balance at end of period	$220,929	$184,766

The Company incurred sales commissions for the marketing and sale of videogames with two affiliates of the Company’s chairman.  Sales commissions for the three and nine months ended March 31, 2010 were $113,096 and $378,393, respectively.  Sales commissions for the three and nine months ended March 31, 2009 were $277,201 and $550,429, respectively.  These amounts are included in sales and marketing in the accompanying consolidated statements of operations.

Lease - Related Parties

The Company leases certain office space from a company whose shareholders are also shareholders of the Company, one of whom is the Company’s chairman.  Related party lease expense was $27,500 and $82,500 for the three and nine months ended March 31, 2010, respectively.  Related party lease expense was $27,500 and $72,750 for the three and nine months ended March 31, 2009, respectively. These amounts are included in the general and administrative expense in the accompanying consolidated statements of operations. The lease expires on December 31, 2010.

The Company leases certain office space to a company whose shareholders are also shareholders of the Company, one of whom is the Company’s chairman.  Related lease income was $3,907 and $11,722 for the three and nine months ended March 31, 2010, respectively.  Related lease income was $2,605 and $12,650 for the three and nine months ended March 31, 2009, respectively.  These amounts are included in general and administrative expense in the accompanying consolidated statements of operations.  The lease expires on December 31, 2010.

8. Commitments

Total future minimum commitments are as follows:

	Software	Office
	Developers	Lease	Total
For the year ending June 30,

2010 (three months ended June 30, 2010)	$1,509,200	$36,018	$1,545,218
2011	5,448,748	89,071	5,537,819
2012	-	34,071	34,071
2013	-	22,714	22,714
Total	$6,957,948	$181,874	$4,089,822

Developer of Intellectual Property Contracts

The Company regularly enters into contractual arrangements with third parties for the development of games as well as the rights to license intellectual property. Under these agreements, the Company commits to provide specified payments to a developer or intellectual property holders, based upon contractual arrangements, and conditioned upon the achievement of specified development milestones. These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recouped against future royalties earned by the developers based on the sale of the related game. On October 26, 2007, the Company executed an agreement with a third party game developer in connection with certain development agreements. Pursuant to the agreement, the Company has committed to spend specified amounts for marketing support of the related game which is to be developed. “Cost of goods sold - royalties” related to this development agreement amounted to $3,251,395 and $9,871,028 for the three and nine months ended March 31, 2010, respectively, and $2,714,042 and $5,015,222 for the three and nine months ended March 31, 2009, respectively.

Lease Commitments

In January 2008, the Company entered into a new four year lease for its United Kingdom office, with a yearly rent of approximately $30,000 plus value added tax (VAT).  Office rent expense for the three and nine months ended March 31, 2010 was $8,217 and $22,984, respectively. Office rent expense for the three and nine months ended March 31, 2009 was $8,447 and $41,984, respectively.

The Company entered into a non-cancelable operating lease with an affiliate, on January 1, 2008, for offices located in Midlothian, Virginia. The lease provided for monthly payments of $7,542 for the first 12 months and increased to $9,167 in January 2009 for the remaining 24 months. Office rent expense for the three and nine months ended March 31, 2010 was $27,500 and $82,500, respectively. Office rent expense for the three and nine months ended March 31, 2009 was $27,500 and $72,750, respectively.

Employment Agreements

The Company has employment agreements with several members of senior management. The agreements, with terms ranging from approximately two to three years, provide for minimum salary levels, performance bonuses, and severance payments.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Stock-based Compensation

In May 2008, the Company’s board of directors and its shareholders approved the 2008 Equity Incentive Compensation Plan (the “2008 Plan”) for the grant of stock awards, including restricted stock and stock options, to officers, directors, employees and consultants.  The 2008 Plan expires in May 2018. Shares available for future grant as of March 31, 2010 and June 30, 2009 were 1,251,867 and 2,924,200, respectively, under the 2008 Plan.

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

The assumptions used in the Black-Scholes option pricing model to value the Company’s option grants to employees and non-employees were as follow:

	For the nine months ended March 31, 2010	For the nine months ended March 31, 2009
Risk-free interest rate	2.20 – 3.84%	1.72 - 4.01%
Weighted-average volatility	160.78 – 166.29%	57.56 - 65.23%
Expected term	5.5 – 9.19 years	5.5 - 6 years
Expected dividends	0.0%	0.0%

The following table summarizes the stock-based compensation expense resulting from stock options and restricted stock in the Company’s consolidated statements of operations:

	For the three months ended March 31, 2010	For the three months ended March 31, 2009	For the nine months ended March 31, 2010	For the nine months ended March 31, 2009
Sales and marketing	$19,940	$-	$59,758	$31,591
General and administrative	171,465	118,831	491,567	429,745
Total stock-based compensation expense	$191,405	$118,831	$551,325	$461,336

As of March 31, 2010, the Company’s unrecognized stock-based compensation for stock options issued to employees and non-employee directors was approximately $629,425 and will be recognized over a weighted average of 1.6 years.  The Company estimated a 5.0% forfeiture rate related to the stock-based compensation expense calculated for employees and non-employee directors.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Stock-based Compensation, continued

The following table summarizes the Company’s stock option activity for employees, non-employee directors, and non-employees for the nine months ended March 31, 2010:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2009	1,960,300	$1.69	-	$-
Activity for the nine months ended March 31, 2010
Granted	677,000	0.59	-	-
Exercised			-	-
Forfeited, cancelled or expired	87,667	1.75	-	-
Outstanding as of March 31, 2010	2,549,633	$1.39	8.82	$-
Exercisable as of March 31, 2010	537,318	$1.92	8.43	$-
Exercisable and expected to be exercisable	2,364,740	$1.42	8.81	$-

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price ($0.30 per share) as of March 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted average fair value of stock options granted to employees and non-employee directors during the three months ended March 31, 2010 was $0.32 per share.

The following table summarizes the Company’s restricted stock activity for the nine months ended March 31, 2010:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of June 30, 2009	115,500	$2.14
Activity for the nine months ended March 31, 2010
Granted	1,085,000	0.37
Vested	113,500	2.16
Forfeited, cancelled or expired	2,000	1.20
Outstanding as of March 31, 2010	1,085,000	$0.37
Vested as of March 31, 2010	113,500	$2.16

As of March 31, 2010, the Company’s unrecognized stock-based compensation for restricted stock issued to employees and non-employee directors was approximately $325,506 and will be recognized over a weighted average of 2.51 years.

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

Since the registration statement was not declared effective by the SEC within the prescribed time period, the Company is obligated to make pro rata payments to each holder of Series A convertible preferred stock in an amount equal to .5% of the aggregate amount invested by such holder of Series A convertible preferred stock for each 30 day period (or portion thereof) for which no registration statement is effective. Accordingly, the Company has recognized a liability for liquidating damages and interest totaling $196,511 for the year ended June 30, 2009.  The amount of the liability at March 31, 2010 and June 30, 2009 was $196,511.

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

On October 27, 2008, Gamecock was served with a demand for arbitration by a developer alleging various breaches of contract related to a publishing agreement entered into between Gamecock and the developer on December 12, 2007. The developer is seeking an award of $4,910,000, termination of the agreement, exclusive control of the subject videogame, and discretionary interest and costs. Gamecock has responded stating that the developer’s attempts to terminate the publishing agreement constitute wrongful termination of the agreement and breach of the agreement. Gamecock has also filed a counterclaim against the developer seeking the return of approximately $5.9 million in advances on royalties in the event the publishing agreement is terminated.  The developer has filed a supplemental demand for arbitration concerning royalty payments due under a separate publishing agreement and is seeking an award of $41,084.  An arbitration scheduled for January 2010 has been put on hold pending possibility of settlement.  As of March 31, 2010, the Company believes it has accrued sufficient amounts to cover potential losses related to this matter.  The Company’s management currently believes that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, legal issues are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of this matter could have a material adverse effect on the Company’s consolidated financial position and the results of operations in the period in which any such effect is recorded.

In February 2010, the Company, SouthPeak Interactive, L.L.C., and Gamecock were served with a complaint by TimeGate Studios, Inc., or TimeGate, alleging various breach of contract and other claims related to a publishing agreement, or the Publishing Agreement, entered into between Gamecock and TimeGate in June 2007.  TimeGate is seeking the return of all past and future revenue generated from the videogame related to the Publishing Agreement, an injunction against the Company and its subsidiaries, damages to be assessed, and discretionary interest and costs. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of this matter. The Company and its subsidiaries intend to vigorously defend all claims.

On May 10, 2010, SouthPeak Interactive, L.L.C. and Melanie Mroz were served with a complaint by Spidermonk Entertainment, LLC or Spidermonk, alleging various breach of contract and other claims related to a publishing agreement, or the Publishing Agreement, entered into between Southpeak and Spidermonk in November, 2007.  Spidermonk is seeking the unpaid milestone payments related to the development of the game “Roogoo” videogame as well as other highly speculative damages related to the poor sales performance of this game. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of this matter. The Company and its subsidiaries intend to vigorously defend all claims.

On May 12, 2010, the Company, and Gone Off Deep, LLC were served with a complaint by Cyantest, Inc. or Cyantest, alleging various breach of contract and other claims related to a settlement agreement between the parties for which the final payment was to be made in April of 2008.  Cyantest is seeking the unpaid final settlement payment of $122,000 plus attorney fees. The Company has no estimate at this time of its potential exposure, if any, above and beyond $122,000 and cannot, at this time, predict the outcome of this matter. The Company and its subsidiaries intend to vigorously defend all claims.

Other than the foregoing, the Company is engaged in litigation incidental to the Company’s business to which the Company is a party.  While the Company cannot predict the ultimate outcome of these various legal proceedings, it is management’s opinion that, individually, the resolution of these matters should not have a material effect on the consolidated financial position or results of operations of the Company. As of March 31, 2010, the Company has accrued an aggregate amount of $2,156,533 related to such matters. The Company expenses legal costs as incurred in connection with a loss contingency.

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

As part of the court proceedings between the Company and the videogame distributor, the Company agreed (to avoid further costly hearings) to pay 35% of certain European sales into an escrow account pending the final resolution of the case.  Legal expenses associated with this complaint have been expensed as incurred.  As a result of the court’s ruling, the Company recorded accrued litigation costs of $4,308,035 for this matter. This amount represents the full amount of the judgment against Gamecock and its subsidiary. Of this judgment, $555,332 represents the judgment liability of the Company.  The amounts held in escrow were approximately $798,000 and were released to the videogame distributor in January 2010  (see Note 15).

On August 26, 2009, the Company was notified that the SEC was conducting a non-public, fact-finding investigation regarding certain matters underlying the amendment of its Form 10-Q, and the restatement of its financial statements, for the period ended March 31, 2009, and the termination of its former chief financial officer.  The Company has provided the SEC with the documents requested and has cooperated in all respects with the SEC’s investigation.

11. Production Advance Payable

On August 13, 2009, the Company entered into a unit production financing agreement with a producer relating to the production of certain games, of which the balance outstanding under this agreement was $3,755,104 at March 31, 2010.  Production fees relating to this production advance for the three and nine months ended March 31, 2010 totaled $292,965 and $868,569, respectively, and include the production fees of $453,000 related to the default status of the production advance, as described in the subsequent paragraph.  These amounts are included in interest expense on the accompanying statements of operations. As of March 31, 2010, accrued and unpaid production fees totaled approximately $815,000 and are included in accrued expenses and other current liabilities. The Company is obligated to pay approximately $103,000 of production fees for every month the full production advance is outstanding past its due date of November 14, 2009.  Pursuant to the agreement, the Company has assigned to the producer a portion of the net revenues related to the sale of certain games in Europe.

The Company has failed to make the required payments under this agreement.   Accordingly, the production advance payable is currently in default and is accruing production fees at $0.009 per unit (based upon 382,000 units) for each day after November 14, 2009 (approximately $453,000 through March 31, 2010).  Pursuant to the terms of the production financing agreement, the producer is free to exercise any rights in connection with the security interests granted.

12. Gain on Settlement of Trades Payables

The gain on the settlement of trade payables at less than recorded values results from negotiations with various unsecured creditors for the settlement and payment of the trade payable at amounts less than that the recorded liability. For the three months and nine months ended March 31, 2010, the Company’s gain on settlement of trade payables was as follows:

	Net Trade Payables Settled	Other Assets Acquired/ Liabilities Assumed	Payments in Cash	Payments in Equity	Forgiveness of Debt

Vendor 1(1)	$6,418,334	$(1,422,334)	$(2,000,000)	$-	$2,996,000
Vendor 2(2)	250,000	-	(50,000)	(104,500)	95,500
Vendor 3	232,347	-	(67,358)	-	164,989
Vendor 4	49,384	-	-	-	49,384
Vendor 5	185,549	(239,051)	-	-	(53,502)
	$7,135,614	$(1,661,385)	$(2,117,358)	$(104,500)	$3,252,371

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

13. Distribution Revenues

The Company has an arrangement pursuant to which it distributes videogames co-published with another company for a fee based on the gross sales of the videogames.  Under the arrangement, the Company bears the inventory risk as the Company purchases and takes title to the inventory, warehouses the inventory in advance of orders, prices and ships the inventory and invoices its customers for videogame shipments.  Also under the arrangement, the Company bears the credit risk as the supplier does not guarantee returns for unsold videogames and the Company is not reimbursed by the supplier in the event of non-collection.

The Company records the gross amount of revenue under the arrangement as it is not acting as an agent for the principal in the arrangement as defined by ASC Topic 605, Revenue Recognition, Subtopic 45, Principal Agent Considerations.

On February 23, 2010, the Company issued to the videogame publisher 3,000,000 shares of common stock, valued at $1,020,000, based on the fair market value of the Company’s common stock on the date the agreement was executed by the parties. The Company has capitalized such payment to the videogame publisher and the amount will be market-to-market on a quarterly basis.

14. Purchase of Videogame Development Contract

On March 31, 2010, the Company purchased all of the outstanding shares of stock of IRP GmbH (“IRP”).  IRP’s sole asset is a videogame development contract.  In connection with its purchase of IRP, the Company also obtained a commitment from the former shareholders of IRP to assign to the Company, at its request, any videogame distribution or development contracts and intellectual property rights related to videogames obtained from CDV Software Entertainment AG and its affiliates that revert to the former shareholders of IRP or any of their affiliates.

As a condition of any assignment of videogame distribution or development contracts or intellectual property rights, the Company agreed to reimburse any development funds which the former shareholders of IRP advanced and to assume responsibility for meeting future obligations associated with any related videogames.

The Company purchased the shares of IRP and the commitment for future assignments from the former shareholders of IRP in exchange for 10,000,000 shares of the Company’s common stock (which were valued at $3,000,000 based on the fair market value of the Company’s common stock on the acquisition date), $1,200,000 in cash paid over the next eight months and payment of 10% of the net receipts from sales of the IRP videogame. In addition, the Company granted the former IRP shareholders certain customary piggyback registration rights with respect to the shares of common stock issued to them.

The purchase of the videogame development contract was accounted for as an asset acquisition.  The total purchase price of $4.2 million was allocated to the videogame development contract.  No other significant assets or liabilities were acquired in this transaction.

15. Purchase and Assignment of Repayment Claim

On March 31, 2010, pursuant to a Sale and Assignment Agreement between the Company and one of the former shareholders of IRP, the Company acquired a repayment claim against CDV Finance Schweiz, AG, of €3,700,000 (approximately USD $5.0 million), plus interest accrued thereon after March 31, 2010 (the “Repayment Claim”), for approximately $500,000 in cash paid over the next eight months.  The Repayment Claim is a part of a larger claim held by one of the former shareholders of IRP against CDV Finance Schweiz, AG, represented by a promissory note in the principal amount of approximately €4,385,000 (approximately USD $6.0 million), (the “Note”). CDV Software Entertainment AG, has assumed joint and several liability to pay the Note, including the Repayment Claim.

In the opinion of management, after consultation with legal counsel, the Company has the legal right to set-off its outstanding accrued litigation costs with CDV Software Entertainment AG under enforceable arrangements.  Because a legal right to set-off exists, the Company is accounting for the Repayment Claim as a settlement of its outstanding accrued litigation costs with CDV Software Entertainment AG.  Accordingly, for the three month and nine month periods ended March 31, 2010, the Company has recognized a gain on extinguishment of accrued litigation costs of $3,249,610 in the accompanying consolidated statements of operations.

On April 15, 2010, CDV Software Entertainment AG filed for preliminary insolvency under German law.  As a result, the Company has been advised that the receiver in the insolvency proceeding has the right to legally contest the set-off. Because no claim contesting the set-off has been asserted and questions exist as to whether and to what extent the Company's set-off right can be invalidated, the Company is unable to determine whether, if at all, a material loss might occur. Therefore, no provision for any loss has been made regarding the application of the set-off.

16. Gain on Settlement of Earn-Out

Pursuant to the terms of the Gamecock Agreement, the Company was obligated to pay the Seller 7% of the future revenues from sales of certain Gamecock games, net of certain distribution fees and advances.  On March 3, 2010, the Company settled this contingent purchase price payment obligation in exchange for the issuance to the Seller of 700,000 shares of common stock (which were valued at $245,000 based on the fair market value of the Company’s common stock on the settlement date) and the payment of $200,000 in cash.  In connection with the settlement, the warrant to purchase 700,000 shares of the Company’s common stock was cancelled. Under the settlement agreement, the Company and Seller agreed to settle all current and future claims against one another. The Company had previously accrued $1,353,210 for the contingent purchase price payment to the Seller within accrued expenses and other current liabilities. As a result of the settlement, for the three month and nine month periods ended March 31, 2010, the Company has recognized a gain on settlement of contingent purchase price obligation of $908,210 in the accompanying consolidated statements of operations.

17. Subsequent Events

On April 30, 2010, the Company and its subsidiaries entered into a note purchase and security agreement (the “Note Purchase Agreement”) pursuant to which the Company could issue up to $5.0 million of junior secured subordinated promissory notes (the “Junior Notes”) in one or more closings and each of the Company’s subsidiaries guaranteed the Company’s obligations under the Junior Notes.  Pursuant to the Note Purchase Agreement, the Company issued Junior Notes in the aggregate principal amount of $950,000 in private placements that closed on April 30, 2010 and May 6, 2010.  Terry Phillips, the Company’s Chairman, purchased $500,000 of the Junior Notes issued on April 30, 2010.

On May 5, 2010, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which the Company could issue shares of its common stock in one or more closings to persons who are accredited investors and holders of the Company’s Class W warrants and Class Z warrants.  Pursuant to the Stock Purchase Agreement, purchasers can utilize Class W warrants and Class Z warrants tendered to the Company for cancellation as payment of the purchase price for the shares of common stock.  There is no minimum number of Class W warrants or Class Z warrants that must be offered to the Company as payment for shares of common stock and there is no limit to the number of Class W warrants or Class Z warrants that the Company may accept.  The Company shall issue one share of its common stock in exchange for the following:

•	six Class Z warrants and $0.15;

•	25 Class Z warrants; or

•	100 Class W warrants and $0.25.

On May 5, 2010, the Company completed the first closing of a private placement of its common stock pursuant to the Stock Purchase Agreement.  At the closing, the Company issued 206,359 shares of its common stock to six purchasers in exchange for the cancellation of 1,447,150 Class Z warrants and $29,304 in cash.

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

Third Quarter 2010 Releases

We released the following videogames in the three months ended March 31, 2010:

Title	Platform	Date Released
Blood Bowl	X360, PC	January 26, 2010
Hotel Giant 2	PC	January 26, 2010
Crime Scene	NDS	February 16, 2010
Risen	X360	February 23, 2010
Prison Break	PS3, X360, PC	March 20, 2010
DJ Star (1)	NDS	March 26, 2010
Sushi Go Round	Wii, NDS	March 30, 2010

(1)	DJ Star initially released by Deep Silver on November 10, 2009. Released by SouthPeak Interactive on March 26, 2010.

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

Consolidated Results of Operations

The following table sets forth our results of operations expressed as a percentage of net revenues for the three and nine months ended March 31, 2010 and 2009:

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009

Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold:
Product costs	50.1%	40.5%	36.4%	45.5%
Royalties	43.1%	20.1%	28.8%	12.8%
Intellectual property licenses	1.3%	-%	0.8%	0.3%
Total cost of goods sold	94.5%	60.6%	66.0%	58.6%

Gross profit	5.5%	39.4%	34.0%	41.4%

Operating expenses:
Warehousing and distribution	4.3%	3.9%	2.7%	2.6%
Sales and marketing	13.1%	23.4%	20.0%	23.2%
General and administrative	35.4%	15.8%	25.5%	16.0%
Restructuring costs	-%	0.5%	-%	1.6%
Transaction costs	-%	-%	-%	0.1%
Litigation costs	-%	-%	9.0%	-%
Gain on settlement of contingent purchase price obligation	(12.0)%	-%	(2.6)%	-%
Gain on extinguishment of accrued litigation costs	(43.1)%	-%	(9.5)%	-%
Gain on settlement of trade payables	-%	-%	(9.5)%	-%
Total operating (income) expenses	(2.3)%	43.6%	35.6%	43.5%

Income (loss) from operations	7.8%	(4.2)%	(1.6)%	(2.0)%

Interest expense, net	5.3%	0.9%	3.5%	0.7%

Net income (loss)	2.5%	(5.1)%	(5.1)%	(2.7)%

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	-%	-%	-%	3.0%
Net (loss) income attributable to common shareholders	2.5%	(5.1)%	(5.1)%	(5.7)%

Three Months Ended March 31, 2010 and 2009

Net Revenues. Net revenues for the three months ended March 31, 2010 were $7,538,840, a decrease of $5,978,233, or 44%, from net revenues of $13,517,073 for the three months ended March 31, 2009. The decrease in net revenues was primarily driven by a decrease in the number of titles released, the product mix sold and a weaker than expected retail environment in the three months ended March 31, 2010 versus the three months ended March 31, 2009.  For the three months ended March 31, 2010, the number of videogame units sold decreased to approximately 535,000, a decrease of approximately 176,000 units from the units sold in the prior period. Average net revenue per videogame unit sold decreased 26%, from $19.01 to $14.09 for the three months ended March 31, 2010 and 2009, respectively. This average decrease in price per unit is due to the Company’s concentration on the My Baby brand and the selling of fewer units for next generation platforms (Xbox 360, PlayStation 3), which have a higher Manufacturer’s Suggested Retail Price (“MSRP”), in the three months ended March 31, 2010 versus the prior period.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2010 decreased to $7,125,992, down $1,060,949, or 13%, from $8,186,941 for the prior period. Product costs for the three months ended March 31, 2010 decreased $1,692,535, or 31%, from the comparable period in 2009.  This decrease was primarily driven by the decrease in units shipped from the prior period. For the three months ended March 31, 2010, the number of videogame units sold decreased to approximately 535,000, a decrease of approximately 176,000 units from the units sold in the prior period. The decrease in product costs was offset by an increase in royalty expense.  The cost of royalty expense for the three months ended March 31, 2010 was $3,251,395, an increase of 20%, from royalty expense of $2,714,042 for the three months ended March 31, 2009.  This increase is primarily attributable to an increase in developer royalty agreements associated with the release of Risen and Prison Break per the Company’s co-publishing agreement.

Gross Profit. For the three months ended March 31, 2010 and 2009, gross profit decreased to $412,848 from $5,330,132, or 92%. Gross profit margin decreased to approximately 6% for the three months ended March 31, 2010 from 34% in the same period in 2009. The decrease in gross profit is attributed to selling fewer units for next generation platforms, which have a higher MSRP, in the three months ended March 31, 2010 versus the prior period. Additionally, there is a lower gross profit margin achieved with co-published titles versus self-published titles.

Warehousing and Distribution Expenses. For the three months ended March 31, 2010 and 2009, warehousing and distribution expenses were $327,286 and $524,203, respectively, resulting in a decrease of 38%. This decrease is due primarily to a decrease in units shipped and units currently being held at our third party warehouse when compared to 2009.

Sales and Marketing Expenses. For the three months ended March 31, 2010, sales and marketing expenses decreased 69% to $988,226 from $3,163,630 for the three months ended March 31, 2009. This decrease is primarily due to lower direct spending as a result of releasing fewer titles during the three months ended March 31, 2010 versus the prior period.  Sales and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes. Included in sales and marketing expenses for the three months ended March 31, 2010 and 2009 is a non-cash charge of $19,940 and $59,758, respectively, for stock options granted to vendors and other non-employees.

General and Administrative Expenses. For the three months ended March 31, 2010, general and administrative expenses increased $527,937 to $2,665,494 from $2,137,557 for the prior period. Wages included in general and administrative expenses increased from $875,567 for the three months ended March 31, 2009 to $935,018 for the three months ended March 31, 2010, an increase of 7%.  Professional fees increased 124% from $246,543 for the three months ended March 31, 2009 to $551,807 for the three months ended March 31, 2010, as a result of legal and accounting fees related to current litigation and costs associated with being a public company. Travel and entertainment expenses were $155,871 for the three months ended March 31, 2009, as compared to $88,501 for the three months ended March 31, 2010. General and administrative expenses as a percentage of net revenues increased, to approximately 35% for the three months ended March 31, 2010 from 16% for the prior period.  In addition, for the three months ended March 31, 2010, general and administrative expenses includes $171,465 for noncash compensation related to employee stock options and restricted stock granted, an increase of $52,634, or 44%, from the comparable period in 2009.

Restructuring and Transaction Costs. For the three months ended March 31, 2009, we incurred $67,631 in restructuring costs related to the Gamecock acquisition. These primarily consist of salaries and severance for Gamecock employees who separated from service after the Gamecock acquisition as part of restructuring Gamecock’s operations.

Gain on Settlement of Contingent Purchase Price Obligation. For the three months ended March 31, 2010, the gain on settlement of contingent purchase price obligation was $908,210. Pursuant to the terms of the Gamecock Agreement, the Company was obligated to pay the Seller 7% of the future revenues from sales of certain Gamecock games, net of certain distribution fees and advances.  On March 3, 2010, the Company settled this contingent purchase price payment obligation in exchange for the issuance to the Seller of 700,000 shares of common stock (which were valued at $245,000 based on the fair market value of the Company’s common stock on the settlement date) and the payment of $200,000 in cash.

Gain on Extinguishment of Accrued Litigation Costs. For the three months ended March 31, 2010, the gain on litigation was $3,249,610, which was the result of the Company’s settlement of litigation.

Loss on Settlement of Trade Payables. For the three months ended March 31, 2010, the loss on settlement of trade payables was $4,118, which was the result of negotiations with various unsecured creditors for the settlement and payment of trade payables at amounts more than the recorded liability.

Operating Income (Loss). For the three months ended March 31, 2010, our operating income was $585,544, an increase of $1,152,105, or 203%, over operating loss of $566,560 for the prior period.

Interest and Financing Costs. For the three months ended March 31, 2010, interest and financing costs increased to $393,404 from $125,281 for the prior period due to an increase in average borrowings as a result of the increase in our accounts receivable as well as interest expense related to the production advance payable.  The production advance payable is currently in default and is accruing production fees at $0.009 per unit (based upon 382,000 units) for each day after November 14, 2009 (approximately $453,000 through March 31, 2010).

Net Income (Loss). For the three months ended March 31, 2010, our net income was $192,140, an increase of $883,981, or 128%, over net loss of $691,841 for the prior period.

Nine months ended March 31, 2010 and 2009

Net Revenues.  Net revenues for the nine months ended March 31, 2010 were $34,312,441, a decrease of $4,901,209, or 12%, from net revenues of $39,213,650 for the comparable period in 2009.  The decrease in net revenues was primarily driven by the decreased volume of units sold and by selling fewer units for next generation platforms, which have a higher MSRP, in the nine months ended March 31, 2010 versus the prior period. For the nine months ended March 31, 2010, the number of videogame units sold decreased to approximately 1,917,000 units, a 106,000 decrease from 2,023,000 units sold for the comparable period in 2009.  Average net revenue per videogame unit sold decreased 8%, from $19.38 to $17.90 for the nine month periods ended March 31, 2009 and 2010, respectively. This decrease is due to selling fewer units for next generation platforms in the current period as we focus on the My Baby brand, a Nintendo DS and Wii game.  The decrease is also a result of sales discounts being higher than expected which is attributed to the difficult retail environment.

Cost of Goods Sold.  Cost of goods sold for the nine months ended March 31, 2010 decreased to $22,661,365, down $303,580, or 1%, from $22,964,945 for the comparable period in 2009. This decrease is primarily attributed to a $5,361,578, or 30%, decrease in product costs, which was primarily driven by the concentration on the My Baby brand.  The My Baby brand is produced only for the Nintendo DS and Wii platforms and costs less to build. The decrease in product costs was offset by a $4,855,806, or 97%, increase in royalty expense.  This increase was driven by the release of Section 8, Horrid Henry, and My Baby First Steps as well as the release of two of our co-publishing games, Risen and Prison Break.

Gross Profit.  For the nine month periods ended March 31, 2010 and 2009, gross profit decreased to $11,651,076 from $16,248,705, or 28%. Gross profit margin decreased to approximately 34% for the nine months ended March 31, 2010 from 41% in the same period in 2009. The decrease in gross profit is attributed to selling fewer units for next generation platforms, which have a higher MSRP, in the nine months ended March 31, 2010 versus the prior period.

 Warehousing and Distribution Expenses. For the nine months ended March 31, 2010 and 2009, warehousing and distribution expenses were $934,520 and $1,000,766, respectively, resulting in a decrease of 7%. This decrease is due primarily to a decrease in units shipped and units currently being held at our third party warehouse when compared to 2009.

Sales and Marketing Expenses.  For the nine months ended March 31, 2010, sales and marketing expenses decreased 25% to $6,858,902 from $9,114,169 for the comparable period in 2009. Sales and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes. Included in sales and marketing expenses for the nine months ended March 31, 2010 and 2009 is a non-cash charge of $59,758 and $31,591 respectively, for stock options granted to vendors and other non-employees.

General and Administrative Expenses.  For the nine months ended March 31, 2010, general and administrative expenses increased 40% to $8,754,206 from $6,265,823 for the comparable period in 2009. Wages included in general and administrative expenses increased from $2,108,272 for the nine months ended March 31, 2009 to $2,916,712 for the nine months ended March 31, 2010, an increase of 38%.  Professional fees increased 166% from $923,863 for the nine months ended March 31, 2009 to $2,462,368 for the nine months ended March 31, 2010 as a result of legal and accounting fees related to current litigation and costs associated with being a public company. Travel and entertainment expenses were $367,886 for the nine months ended March 31, 2009, decreasing 45% to $203,652 for the nine months ended March 31, 2010. General and administrative expenses as a percentage of net revenues increased, to approximately 26% for the nine months ended March 31, 2010 from 16% for the same period in fiscal year 2009.  In addition, for the nine months ended March 31, 2010, general and administrative expenses includes $491,567 for noncash compensation related to employee stock options and restricted stock granted, an increase of $61,822, or 14%, from the comparable period in 2009.

Restructuring and Transaction Costs: For the nine months ended March 31, 2009, we incurred $628,437 in restructuring costs related to the Gamecock acquisition. These primarily consist of salaries and severance for Gamecock employees who separated from service after the Gamecock acquisition as part of restructuring Gamecock’s operations.  For the nine months ended March 31, 2009, we incurred $32,346 in costs related to the Acquisition. These costs included professional fees to accounting firms, law firms and advisors.

Litigation Costs. For the nine months ended March 31, 2010, litigation costs were $3,075,206.

Gain on Settlement of Contingent Purchase Price Obligation. For the nine months ended March 31, 2010, the gain on settlement of contingent purchase price obligation was $908,210. Pursuant to the terms of the Gamecock Agreement, the Company was obligated to pay the Seller 7% of the future revenues from sales of certain Gamecock games, net of certain distribution fees and advances.  On March 3, 2010, the Company settled this contingent purchase price payment obligation in exchange for the issuance to the Seller of 700,000 shares of common stock (which were valued at $245,000 based on the fair market value of the Company’s common stock on the settlement date) and the payment of $200,000 in cash.

Gain on Extinguishment of Accrued Litigation Costs. For the nine months ended March 31, 2010, the gain on litigation was $3,249,610, which was the result of the Company’s settlement of litigation.

Gain on Settlement of Trade Payables. For the nine months ended March 31, 2010, the gain on settlement of trade payables was $3,252,371, which was the result of negotiations with various unsecured creditors for the settlement and payment of trade payables at amounts less than the recorded liability.

Operating Loss.  For the nine months ended March 31, 2010, our operating loss decreased 29% to $561,567 from an operating loss of $792,836 for the prior period.

Interest and Financing Costs.  For the nine months ended March 31, 2010, interest and financing costs increased to $1,201,578 from $284,213 for the prior year period due to an increase in average borrowings as a result of the increase in our accounts receivable as well as interest expense related to the production advance payable.  The production advance payable is currently in default and is accruing production fees at $0.009 per unit (based upon 382,000 units) for each day after November 14, 2009 (approximately $453,000 through March 31, 2010).

Net Loss.  For the nine months ended March 31, 2010, our net loss increased 64% to $1,763,145 from a net loss of $1,077,049 in the prior period.

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

Liquidity and Capital Resources

Our independent registered public accounting firm noted in their report accompanying our consolidated balance sheet of March 31, 2010 and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended December 31, 2010 and 2009 that our default on a production advance payable and our significant contingencies raise substantial doubt about our ability to continue as a going concern. Management plans to maintain our viability as a going concern by:

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

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our videogames, (ii) working capital, and (iii) capital expenditures. Historically, we have met our capital needs, including working capital, capital expenditures and commitments, through our operating activities, our line of credit, through the sale of our equity securities, and, prior to the reverse acquisition, loans from related parties and our shareholders.  At this time, however, execution of management’s plan to maintain our viability as a going concern is necessary for us to continue to fully fund our cash requirements from operations.  If we are unable to negotiate a significant reduction to our contingencies, cash from our operations will not be sufficient to fund our obligations as they come due.  Our cash and cash equivalents were $323,418 at March 31, 2010 and $648,311 at June 30, 2009.

Line of Credit. We have a line of credit with SunTrust that matures on November 30, 2010. The line of credit bears interest at prime plus 1½%, which was 4.75% at March 31, 2010. Availability under the line of credit is restricted to 65% of our eligible accounts receivable plus $500,000. The line of credit is primarily secured by our accounts receivable. The line of credit is further secured by the personal guarantees and pledge of personal securities and assets, of two of our shareholders and certain of their affiliates. At March 31, 2010, we were not in compliance with all of the line of credit’s covenants and requirements. If the Company fails to comply with the covenants and is unable to obtain a waiver or amendment, an event of default could result, and SunTrust could declare outstanding borrowings immediately due and payable. If that should occur, the Company cannot guarantee that it would have sufficient liquidity at that time to repay or refinance borrowings under the revolving credit facility.  Although SunTrust has continued to work with the Company to extend the credit facility, the Company may no longer be able to borrow under the terms of the credit facility.

At March 31, 2010 and June 30, 2009, the outstanding line of credit balance was $4,744,191 and $5,349,953, respectively, and the remaining available under the line of credit amounted to $818,069 and $-0-, respectively.

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

At March 31, 2010 and June 30, 2009, amounts due from our three largest customers comprised approximately 56% and 52% of our gross accounts receivable balance, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer’s credit worthiness and economic conditions that may impact our customers’ business and access to capital. We continue to monitor the lagging economy, the global contraction of credit markets and other factors as they relate to our customers in order to manage the risk of uncollectible accounts receivable.

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

For the nine months ended March 31, 2010 we had net cash used in operating activities of $257,663, and in 2009 we had net cash used in operating activities $5,461,626.

During the nine months ended March 31, 2010, investing activities resulted in net cash provided of $656,574 and during the nine months ended March 31, 2009, investing activities resulted in net cash used of $1,263,159. The cash provided was a result of the release of restricted cash during the nine months ended March 31, 2010.

During the nine months ended March 31, 2010, financing activities resulted in net cash used of $990,990 and during the nine months ended March 31, 2009, financing activities resulted in net cash provided of $3,289,266.

International Operations. Net revenue earned outside of North America is principally generated by our operations in Europe, Australia and Asia. For the three months ended March 31, 2010 and 2009, approximately 0% and 12%, respectively, of our net revenue was earned outside of the U.S. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

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

Item 4T. Controls and Procedures

Restatement of Previously Issued Financial Statements

In connection with the filing of our Form 10-Q/A with the SEC on September 11, 2009, during the first fiscal quarter of 2010, management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that reevaluation, the Chief Executive Officer, who is also serving as our interim Chief Financial Officer, and in consultation with our Chairman, concluded that our disclosure controls and procedures were not effective as of March 31, 2009 as a result of the following material weaknesses in our internal control over financial reporting.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, and in consultation with our Chairman, of the effectiveness of the design and operation of our disclosure controls and procedures, to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and that such information required to be disclosed was accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based upon this reevaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2010 as a result of the previously identified material weaknesses in our internal control over financial reporting.

In connection with the preparation of our annual report on Form 10-K for the year ended June 30, 2009, under the supervision and with the participation of management, including our Chief Executive Officer, who was also serving as our interim Chief Financial Officer, and in consultation with our Chairman and our interim Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework”, our management concluded that our internal control over financial reporting was not effective as of June 30, 2009 as a result of the previously identified material weaknesses.

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

Remediation Steps to Address Material Weakness

Beginning in the first fiscal quarter of 2010, we began the process of remediating the material weaknesses described above and enhancing our internal control over financial reporting.  In connection with our remediation process, we have taken the following remediation measures:

•	we have appointed a Chief Financial Officer with the requisite experience in internal accounting in the videogame industry and made other related personnel changes;

•	we have provided training to our management and accounting personnel regarding established controls and procedures for related party transactions;

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

PART II

Item 1.  Legal Proceedings

On October 27, 2008, Gamecock was served with a demand for arbitration by a developer alleging various breaches of contract related to a publishing agreement entered into between Gamecock and the developer on December 12, 2007. The developer is seeking an award of $4,910,000, termination of the agreement, exclusive control of the subject videogame, and discretionary interest and costs. Gamecock has responded stating that the developer’s attempts to terminate the publishing Agreement constitute wrongful termination of the agreement and breach of the agreement. Gamecock has also filed a counterclaim against the developer seeking the return of approximately $5.9 million in advances on royalties in the event the publishing agreement is terminated.  The developer has filed a supplemental demand for arbitration concerning royalty payments due under a separate publishing agreement and is seeking an award of $41,084.  The arbitration originally scheduled for January 2010 has been put on hold pending a possible settlement.  As of March 31, 2010, the Company has accrued sufficient amounts to cover anticipated liabilities related to this matter.

In February, 2010, the Company, SouthPeak Interactive, L.L.C., and Gamecock were served with a complaint by TimeGate Studios, Inc., or TimeGate, alleging various breach of contract and other claims related to a publishing agreement, or the Publishing Agreement, entered into between Gamecock and TimeGate in June 2007. TimeGate is seeking the return of all past and future revenue generated from the videogame related to the Publishing Agreement, an injunction against the Company and its subsidiaries, damages to be assessed, and discretionary interest and costs.  The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of this matter. The Company and its subsidiaries intend to vigorously defend all claims.

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

Our independent registered public accounting firm noted in their review report accompanying our consolidated balance sheet of December 31, 2009 and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended December 31, 2009 and 2008 that our default on a production advance payable and our significant contingencies raise substantial doubt about our ability to continue as a going concern. Management has taken steps to maintain our viability as a going concern by renewing and increasing our line of credit with SunTrust and plans to take the following additional steps:

•
attempt to expeditiously resolve our contingencies for amounts significantly less than currently accrued for in order to reduce aggregate liabilities on our balance sheet on payment terms manageable by us; and

•	reduce costs and expenses in order reduce or eliminate quarterly losses.

Although management is confident that we will be able to implement this plan, we cannot assure you that the plan will be successful. This doubt about our ability to continue as a going concern could adversely affect our ability to obtain additional financing at favorable terms, if at all, as such an opinion may cause investors to have reservations about our long-term prospects, and may adversely affect our relationships with customers. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in us.

Item 6.  Exhibits

Exhibit
Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
10.1*	Purchase Agreement by and between Registrant, Intermezzo Establishment and Paragon Investment Fund, dated as of March 31, 2010.
10.2*	Addendum to Loan Agreement with SunTrust Banks, Inc., dated as of February 17, 2010.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHPEAK INTERACTIVE CORPORATION

	By:	/s/ Melanie Mroz
Melanie Mroz President and Chief Executive Officer

/s/ Reba McDermott
Reba McDermott Chief Financial Officer
(Principal Accounting Officer)
Date: May 17, 2010

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
10.1*	Purchase Agreement by and between Registrant, Intermezzo Establishment and Paragon Investment Fund, dated as of March 31, 2010.
10.2*	Addendum to Loan Agreement with SunTrust Banks, Inc., dated as of February 17, 2010.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.