Form 10-K
period 2010-06-30
SouthPeak Interactive CORP
filed 2010-10-13
CIK 1336262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of the common stock held by nonaffiliates of the registrant (15,348,914 shares), based on the $.32 closing price of the registrant’s common stock as reported on the Over-the-Counter bulletin board on December 31, 2009, was approximately $4,911,652. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of October 13, 2010, there were 60,795,538 outstanding shares of the registrant’s common stock.

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

We have generated net revenues of approximately $12.5 million, $40.2 million, $47.3 million and $40.3 million for the fiscal years ended June 30, 2007, 2008, 2009, and 2010, respectively. In fiscal years 2010 and 2009, however, we incurred net losses primarily as a result of litigation costs, interest associated with the production advance payable, write offs for sequels we acquired but have chosen not to pursue, increased sales and marketing expenses and other expenses associated with the October 2008 acquisition of Gone Off Deep, LLC, doing business as Gamecock Media Group, or Gamecock, an independent videogame publisher based in Austin, Texas.  We refer to the acquisition of Gamecock herein as the Gamecock Acquisition. Despite the net losses incurred by us in fiscal years 2010 and 2009, management expects its growth strategy will drive performance above industry averages for 2011 and beyond. We plan to leverage our business model and the expanding universe of independent developers and studios to accelerate investment in new and creative videogames in order to serve a rapidly expanding base of global consumers.

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

Our Industry

We operate in a growing industry with highly favorable industry dynamics. 2007 marked a year of transition and growth in videogame sales based on the introduction of the next generation of videogame systems in 2005 and 2006.  Particularly, the introduction of Microsoft’s Xbox 360, Sony PlayStation 3 and Nintendo’s Wii systems are driving demand for new videogames with increasing sophistication and graphics, given the enhanced functionality of the systems, including high-definition capability and the ability to access the Internet. New handheld devices, such as Nintendo DS and DSi, and Sony PSP, are also expanding the market for new content.

Expanding gamer demographics have also driven demand for interactive entertainment software in recent years, with videogames becoming a mainstream entertainment choice for a maturing, sophisticated audience. According to the Entertainment Software Association, for the period 2005 to 2009, the U.S. computer and videogame software sales grew 10.6% while the entire U.S. economy grew at a rate of less than two percent. At least half of all Americans claim to play PC or console videogames, with an estimated 65% of heads of households playing games. The average game player is 34 years old and has been playing for nearly 12 years. The “Global Entertainment and Media Outlook: 2008-2012” published by PricewaterhouseCoopers' Global Entertainment and Media Practice estimates that the videogame industry is expected to grow from $48.3 billion in global sales in 2008 to $68.3 billion in 2012, a compounded annual growth rate of approximately 10.3%. The largest category is console games, which is expected to grow from $27.8 billion in 2008 to $34.7 billion in 2012, a compounded annual growth rate of approximately 6.9%.

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

Our growth strategy is designed to capitalize on our fundamental business strengths and growth characteristics of the videogame industry. The Company experienced a 15% decrease in net revenue from fiscal year 2009 due to the shift of release dates for significant titles but we believe our business model can renew a very high growth rate in the future.  Elements of this growth strategy include:

•	focusing on the most current and popular videogame systems;

•	developing innovative and compelling content;

•	developing sequels to successful titles;

•	pursuing digital content opportunities; and

•	expanding our international business.

Our Strengths

Strong relationships with all of the major videogame retailers and expertise in understanding consumer demand

Our management team has significant experience in selling and marketing videogame products to consumers through mass-market and specialty retailers. Our management team understands customers’ needs, price points and shifting tastes, allowing us to capitalize by developing videogames in specialized niches and genres. Our management team has long-standing relationships with all of the videogame retailers and distributors and has valuable insight into retail distribution and a track record of successfully securing product placement and shelf space. Specifically, Mr. Terry Phillips, our chairman, and Ms. Melanie Mroz, our president and chief executive officer, worked for Phillips Sales as sales agents for 17 and 11 years, respectively. In those positions they represented numerous videogame publishers such as Sony, Take-Two, Konami, Capcom and Eidos. They were involved in the sales launch of hundreds of videogames, some of which included well-known franchises such as Grand Theft Auto, Metal Gear Solid, Mortal Kombat, and Gran Turismo. Their experience also coincided with the launches of Sony PlayStation, PlayStation 2 and PSP. Their comprised customer base included GameStop, Wal-Mart, and Blockbuster.

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

Our Products

We have published videogames on many videogame systems and in a variety of genres, including action/adventure, role playing, racing, puzzle strategy, fighting and combat. The following titles were released during the fiscal years ended June 30, 2010 and 2009:

Fiscal Year 2010

Title	Platform	Date Released
EU Rome Gold	PC	7/7/2009
East India Company	PC	7/9/2009
Brave: A Warrior’s Tale	X360, Wii	8/1/2009
Hearts of Iron 3	PC	8/3/2009
Raven Squad: Hidden Dagger	X360, PC	8/21/2009
Section 8	X360, PC	8/26/2009
Trine	PC	9/4/2009
Majesty 2: The Fantasy Kingdom	PC	9/16/2009
Supreme Ruler 2020	PC	9/17/2009
Horrid Henry	NDS, Wii, PC	10/30/09
My Baby First Steps	NDS, Wii	11/3/09
Fallen Earth	PC	11/22/09
Fast Food Panic	NDS	12/18/09
Schrodinger’s Rat	iPhone	12/23/09
Blood Bowl	X360, PC	1/26/10
Hotel Giant 2	PC	1/26/10

Crime Scene	NDS	2/16/10
Risen	X360	2/23/10
Prison Break	PS3, X360, PC	3/20/10
DJ Star (1)	NDS	3/26/10
Sushi Go Round	Wii, NDS	3/30/10
Elite Forces: Unit 77 (2)	NDS	4/19/10
Dementium II	NDS	5/4/10
3D Dot Game Heroes	PS3	5/14/10
Let’s Play: Ballerina	Wii, NDS	6/8/10
Let’s Play: Garden	Wii, NDS	6/8/10
Let’s Play: Flight Attendant	Wii, NDS	6/8/10
Secret Files: Tunguska	Wii, NDS	6/29/10
TNA Impact! Cross the Line	NDS, PSP	6/29/10

(1)	DJ Star initially released by Deep Silver on November 10, 2009. Released by SouthPeak Interactive on March 26, 2010.
(2)	Elite Forces: Unit 77 initially released by Deep Silver on April 28, 2009. Released by SouthPeak Interactive on April 19, 2010.

Fiscal Year 2009

Title	Platform	Date Released
Mr. Slime	NDS	7/14/2008
B-Boy	PS2, PSP	7/28/2008
Monster Madness – Grave Danger	PS3	8/4/2008
Two Worlds Epic	PC	8/19/2008
Igor	NDA, Wii, PC	9/15/2008
Ninjatown	NDS	10/16/2008
Bella Sara	NDS, PC	10/21/2008
My Baby Boy	NDS	10/21/2008
My Baby Girl	NDS	10/21/2008
Legendary	X360, PS3, PC	11/10/2008
Rise of the Argonauts	X360, PS3, PC	12/12/2008
Big Bang Mini	NDS	1/21/2009
X-Blades	PC, PS3, X360	2/10/2009
Penumbra Collection	PC	2/17/2009
Velvet Assassin	X360, PC	4/20/2009
Pirates vs. Ninjas Dodgeball	Wii	5/4/2009
Roogoo: Twisted Towers	Wii	6/24/2009
Roogoo: Attack!	NDS	6/25/2009

Our product pipeline is mostly focused on next generation videogame systems and targets a broad consumer demographic. We currently have a pipeline of approximately 18 titles in development, several of which are specifically targeted to emerging videogamer demographics.

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

Platform License Agreements

We have entered into license agreements with Sony, Microsoft and Nintendo to develop and publish software titles in North America, Europe and Australia for the Xbox 360, Wii, PlayStation 3 and PlayStation 2 console systems and the Nintendo DS, Nintendo GBA and Sony PSP hand-held devices. Each license allows us to create multiple products for the applicable platform, subject to certain approval rights which are reserved by each licensor. We are not required to obtain any licenses to develop titles for the PC.

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

We have not experienced material delays due to manufacturing defects. Our videogame titles typically carry a 90-day limited warranty. Our platform licenses require us to provide a standard defective product warranty on all of the products sold. Generally, we are responsible for resolving, at our own expense, any warranty or repair claims. We have not experienced any material warranty claims, but there is no guarantee that we will not experience such claims in the future.

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

We utilize electronic data interchange with most of our major customers in order to (i) efficiently receive, process, and ship customer product orders, and (ii) accurately track and forecast sell-through of products to consumers in order to determine whether to order additional products from the manufacturers. We believe that the direct relationship model we use allows us to better manage inventory, merchandise and communications. We currently ship all of our products to our North American customers from a distribution center located in Indiana.

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

For the fiscal year ended June 30, 2010, we generated approximately 81% of our net revenues in North America and 19% of our net revenues elsewhere. On a worldwide basis, our largest customers, Wal-Mart and GameStop, accounted for approximately 19% and 18%, respectively, of consolidated gross revenues for the year ended June 30, 2010.

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

We compete primarily with other publishers of videogames for consoles and PCs. Significant third-party videogame competitors currently include, among others: Activision Blizzard; Atari; Capcom; Electronic Arts; Konami; LucasArts; Majesco Entertainment; Namco-Bandai; Sega; Take-Two Interactive; THQ; Ubisoft; Viacom/MTV; Warner Bros. Interactive; and Walt Disney. In addition, Sony, Nintendo, and Microsoft compete directly with us in the development of software titles for their respective platforms.

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

We obtain rights to publish and distribute videogames developed by third parties. We endeavor to protect our developers’ software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Although we do not hold any patents, we sometimes obtain trademark and copyright registrations for our products.

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

Employees

As of June 30, 2010, we employed approximately 53 people, of whom 4 were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement and we consider our relations with employees to be favorable.

Executive Officers and Key Employees

Information regarding our executive officers and key employees is set forth under the heading “Directors, Executive Officers and Corporate Governance,” contained in Part III, Item 10 of this report.

Subsequent Events

As of July 12, 2010, the Company repaid in full the entire outstanding balance under the SunTrust line of credit. Pursuant to the loan agreement, the Company had a $8.0 million revolving line of credit facility with SunTrust that was scheduled to mature on November 30, 2010.  The revolving credit line was collateralized by gross accounts receivable, personal guarantees, and a pledge of personal securities and assets by two Company shareholders, one of whom is the Company’s chairman, and certain other affiliates. As a result of such repayment, (i) the loan agreement has automatically terminated, (ii) SunTrust’s lien or security interest in the Company’s assets has been terminated, and (iii) all obligations of the Company under the loan agreement have been satisfied in full.

On July 12, 2010, the Company entered into a Factoring Agreement with Rosenthal & Rosenthal, Inc.  Under the Factoring Agreement, the Company has agreed to sell receivables arising from sales of inventory to Rosenthal & Rosenthal.  In connection with the entry into the Factoring Agreement, the Company, its subsidiaries, Gone Off Deep LLC, SouthPeak Interactive Ltd, and Vid Sub, LLC, and the chairman, Terry Phillips, have each executed guarantees in favor of Rosenthal & Rosenthal.  In addition, the Company, Gone Off Deep and Vid Sub each granted to Rosenthal & Rosenthal a security interest against all their respective assets.

Under the terms of the Factoring Agreement, the Company is selling all of its receivables to Rosenthal & Rosenthal.  For the approved receivables, Rosenthal & Rosenthal will assume the risk of collection. The Company has agreed to pay Rosenthal & Rosenthal a commission of .60% of the amount payable under all of the Company’s invoices to most of the Company’s customers against a minimum commission of $30,000 multiplied by the number of months in a contract period, with the first period being 12 months and the second 7 months.  All payments received by Rosenthal & Rosenthal are payable to the Company after amounts due to Rosenthal & Rosenthal are satisfied.  Under the Factoring Agreement, the Company has the right to borrow against payments due us at the rate of 65% of credit approved receivables.  The borrowing rate against non-credit approved receivables is subject to negotiation. The interest rate on borrowings is equal to the greater of prime plus 1.5% per annum or 6.5% per annum.  A $10,000,000 loan cap applies against the Company’s borrowings, which is subject to an increase of up to $3,000,000 if shareholders’ equity increases.  The initial term of the Factoring Agreement ends on February 28, 2012.

On July 16, 2010, the Company entered into a Securities Purchase Agreement with CNH Diversified Opportunities Master Account, L.P., CNH CA Master Account, L.P., AQR Diversified Arbitrage Fund and Terry Phillips, the Company’s chairman, for the sale of $5,500,000 of senior secured convertible notes and warrants.  Mr. Phillips’ Note was issued in exchange for a junior secured convertible note originally issued to him on April 30, 2010 (see Note 9).  The Company received $5.0 million in cash for $5.0 million of the senior secured convertible notes and exchanged a $500,000 prior junior secured convertible note for $500,000 of the senior secured convertible notes.

On August 31, 2010, the Company entered into an Amended and Restated Securities Purchase Agreement pursuant to which it sold an aggregate of an additional $2.0 million of a new series of senior secured convertible promissory notes to AQR Opportunistic Premium Offshore Fund, L.P., Advanced Series Trust, solely on behalf of the AST Academic Strategies Asset Allocation Portfolio, and Terry Phillips, SouthPeak’s chairman.  The Company received $2.0 million in cash for $2.0 million of the additional notes, of which $200,000 was paid by Terry Phillips, the Company’s chairman.

On September 20, 2010, the Company entered into a Master Purchase Order Assignment Agreement with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the terms of the agreement, the Company may request that Wells Fargo accept the assignment of customer purchase orders and request that Wells Fargo purchase the required materials to fulfill such purchase orders.  If accepted, Wells Fargo, in turn, will retain the Company to manufacture, process, and ship the ordered goods. Wells Fargo’s aggregate outstanding funding under the agreement shall not exceed $2,000,000.  Upon receipt of customer payments by Wells Fargo, the Company will be paid a fee for its services, with such fee calculated pursuant to the terms of the agreement. Also from such customer payments, Wells Fargo shall be entitled to receive the following: (1) a transaction initiation and set-up fee equal to 1.5% of the aggregate amount outstanding on all amounts (including letters of credit) advanced by Wells Fargo; (2) a daily maintenance fee equal to 0.05% of all amounts (including letters of credit) advanced by Wells Fargo which remain outstanding for more than 30 days; and (3) a product advance fee equal to (a) the prime rate plus 2%, divided by 360, multiplied by (b) (i) the aggregate amount outstanding on all amounts (including letters of credit) advanced by Wells Fargo on account of purchases of products or other advances made in connection with a customer purchase order, multiplied (ii) by the number of days from the earlier of (A) the date on which any such letter of credit or purchase order or financial accommodation is negotiated into cash, or (B) the date funds are advanced by other than issuing a letter of credit or purchase order.  Subject to the rights of senior lenders, the Company and its subsidiaries have granted security interests in their assets to Wells Fargo under the Security Agreement and Financing Statement to secure the LLC’s obligations under the Agreement and the Guarantors’ guarantees of such obligations.

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

Risks Related to our Business and Operations

We have received an audit report from our independent registered public accounting firm expressing doubt regarding our ability to continue as a going concern.

Our independent registered public accounting firm noted in their audit report accompanying our financial statements as of June 30, 2010 and 2009 and for the years then ended that our default on a production advance payable, our significant legal contingencies, and significant operating losses and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. Management has taken steps to maintain our viability as a going concern by entering into a factoring agreement with Rosenthal & Rosenthal, Inc., a purchase order financing agreement with Wells Fargo Bank, National Association, the issuance of senior secured convertible notes, and plans to take the following additional steps:

•
attempt to expeditiously resolve our contingencies for amounts significantly less than currently accrued for in order to reduce aggregate liabilities on our balance sheet on payment terms manageable by us; and

•	reduce costs and expenses in order reduce or eliminate losses.

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

Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent registered public accounting firm.

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

We compete, as well, with domestic videogame publishers such as Activision, Inc.; Atari, Inc.; Capcom Co. Ltd.; Electronic Arts Inc.; Konami Company Ltd.; Majesco Entertainment; Namco Bandai Games Ltd.; Sega Enterprises, Ltd.; Take-Two Interactive Software, Inc.; THQ Inc.; Ubisoft Entertainment; Viacom/MTV; Warner Bros Interactive; and the Walt Disney Company. Many of our competitors have blockbuster videogames (with greater name recognition among consumers), a broader product line, or greater financial, marketing and other resources than we do. Accordingly, these competitors may be able to market their products more effectively or make larger offers or guarantees to independent developers in connection with the acquisition of commercially desirable properties.

We compete, as well, with a variety of independent publishers of proprietary videogame software. Because platform licenses are non-exclusive, and many our competitors also have licenses to develop and distribute videogame software for these systems, new entrants could enter the market, including those with business models similar to ours.

Our videogame distribution operations also exist in a highly competitive environment. Competition is based primarily on breadth, availability and marketability of videogames; price; terms and conditions of sale; credit terms and availability; speed of delivery; and effectiveness of sales and marketing programs. Our competitors include regional, national and international distributors, as well as hardware manufacturers and software publishers. We may lose market share or be forced to reduce our prices in the future in response to our competitors.

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

The traditional distribution model of distributing original videogames through third parties, such as independent videogame publishers, could be challenged by the emergence of direct-to-consumer electronic delivery. Microsoft, Sony and Nintendo each plan to provide a mechanism for videogame developers to publish videogames via electronic store fronts that enable direct downloading of videogame content, though only a limited number of videogames will be selected for these electronic store fronts at any given time. Similar distribution venues already exist for the personal computer platform. Whereas some videogames are likely to entail program file sizes not easily distributed digitally due to bandwidth and storage constraints, it is possible that videogame concepts pursued by us in the future may not always have these constraints, and therefore originators of such videogame concepts could potentially bypass the traditional distribution and publication path, and take a direct-to-consumer approach, or even choose to sign multi-product deals, be acquired by other publishers, or go direct to our clients. Additionally, although we have been able to gain access to the limited videogame slots available in electronic store fronts, there can be no assurance that the number of videogames at electronic store fronts will remain limited or that we will continue to be able to access limited available videogame slots. Such changes in industry distribution practices and the number of videogame slots made available at electronic store fronts could limit our prospects for growth and negatively affect our profitability.

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

Our success depends on our ability to timely identify and publish highly marketable videogames. We rely on third-party software developers or development studios for the development of most of our videogames. Because interactive videogame developers are highly in demand, our relatively limited resources vis-a-vis our competitors puts us at a competitive disadvantage when bidding to offer attractive compensation packages, advance royalties or ample pre-development financing to desirable developers, and potentially reduces our chances of winning the right to publish highly innovative videogames. Such a situation could severely impact our competitiveness and prospects for growth.

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

We typically enter into contracts with suppliers that are matched with commitments to fund original work development under specific terms. As of June 30, 2010, we have entered into contracts with 5 independent software developers pursuant to which we are subject to minimum funding commitments and we may enter into additional contracts with similar commitments in the future. To date, we have sufficiently met our commitments with each of those suppliers, but we cannot assure you that in the future our earnings and/or liquidity will meet or exceed our commitments with each vendor. If we are unable to sell any of the works we have committed to fund, our operating margins could be adversely affected.

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

We are exposed to the risk that customers will return our products, or seek to secure price concessions for any bulk orders. Our distribution arrangements with our customers generally do not give them the right to return videogames to us or to cancel firm orders. However, when demand for our offerings falls below expectations, we can sometimes accept product returns for stock balancing and negotiate accommodations to customers in order to maintain healthy relationships with them, as well as continued access to their sales channels. These accommodations include negotiation of price discounts and credits against future orders, referred to as price concessions. The estimated reserve for returns and price concessions is based on our managements evaluation of expected sales, potential markdown allowances based on historical experience, market acceptance of products produced, retailer inventory levels, budgeted customer allowances and the nature of the videogame and existing commitments to customers.

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

When publishing for videogame consoles, videogame publishers take on the burden of a great deal of inventory risk. All significant console manufacturers since Nintendo with its NES (1985) have monopolized the manufacture of every videogame made for their console, and have required all publishers to pay a license fee for every videogame so manufactured. This license fee is generally due at the time of manufacturing the videogame and is based upon the number of videogames being manufactured, unlike license fee payments in most other industries, in which license fees are paid following actual sales of the product. So, if a videogame publisher orders one million copies of its videogame, but half of them do not sell, the publisher has already paid the full console manufacturer license fee on one million copies of the videogame, and has to absorb that cost. Furthermore, non-moving inventory of videogames tend to decline substantially in value over time or to become obsolete. If this situation happens to us, and price concessions are not available on unsold products, we could incur significant losses, which could materially adversely affect our profitability and net worth.

We are dependent upon a limited number of customers and the loss of any of four key customers could materially adversely affect our business.

We are dependent on a small number of large customers for a significant portion of our sales, and the loss of one or more of these clients, or a significant decrease in total revenues from any of these clients, could seriously hurt our business. For example, we have two customers, Wal-Mart and GameStop that accounted for approximately 19% and 18%, respectively, of consolidated gross revenues for the year ended June 30, 2010, and approximately 15% and 29%, respectively, of consolidated gross accounts receivable at June 30, 2010.

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

While timetables for the development and delivery of videogame software are set in advance, videogame production schedules are difficult to predict and can be subject to delays. Schedule slippage is very common due to the uncertain schedules of software development. Most publishers have suffered a “false launch,” in which the development staff assures the company that videogame development will be completed by a certain date and a marketing launch is planned around that date, including advertising commitments, and then, after all the advertising is paid for, the development staff announces that the videogame will “slip,” and will actually be ready several months later than originally intended. When the videogame finally appears, the effects among consumers of the marketing launch - excitement and “buzz” over the release of, and intent of customers to purchase, the videogame - have dissipated, and lackluster interest leads to weak sales. These problems are compounded if the videogame is supposed to ship for the Christmas selling season, but actually slips into the subsequent year.

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

Our products involve discretionary spending on the part of consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles. Certain economic conditions, such as United States or international general economic downturns, including periods of increased inflation, unemployment levels, tax rates, interest rates, gasoline and other energy prices, or declining consumer confidence could reduce consumer spending. Reduced consumer spending may result in reduced demand for our products and may also require increased selling and promotional expenses. A reduction or shift in domestic or international consumer spending could negatively impact our business, results of operations and financial condition. Consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. If economic conditions worsen, our business, financial condition and results of operations could be adversely affected.

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

We outsource shipping, receiving, warehouse management and related functions for our United States publishing and distribution businesses. Our future performance will depend, in part, on our outsource provider’s ability to successfully distribute our products. If our provider does not perform adequately, or if we lose our provider as our distributor and are unable to obtain a satisfactory replacement in a timely manner, our sales and results of operations could suffer.

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

We have obtained licenses for videogame software developed by third parties in connection with our publishing business, and we regard these licenses, including for the trademarks, copyrights, and trade secrets to such videogame software, as proprietary intellectual property. The underlying trademarks, copyrights, and trade secrets and often are separately protected by the third party developers of the software by enforcement of intellectual property laws. To protect our proprietary licenses from unauthorized use and infringement, we maintain employee or third-party nondisclosure and confidentiality agreements, contractual restrictions on copying and distribution, as well as “shrink-wrap” or “click-wrap” license agreements or limitations-on-use of software included with our products.

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

As we expand our international operations, we are exposed to other risks, including: different market dynamics and consumer preferences; unexpected changes in international political, regulatory and economic developments; increased credit risks, tariffs and duties; difficulties in coordinating foreign transactions and operations; shipping delays; and possible impediments to the collection of foreign accounts receivable. Moreover, all of our international sales are made in local currencies, which could fluctuate against the U.S. dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our results of operations could be adversely affected by unfavorable foreign currency fluctuations. These or other factors could have an adverse effect on our business.

If we are unable to effectively manage and fund our expansion initiatives, we could incur huge charges, which in turn could undermine our growth plans.

Over the past several years, we have expanded our publishing operations, enlarged our work force, and increased our investments in proprietary videogames created by third-party developers. To manage this growth successfully, we have been required to hire, train and manage an increasing number of management, technical, marketing, and other personnel. Furthermore, we have required, and may required, significant cash resources to fuel our expansion activities, and have sought debt and equity financing to fund related costs. There is no guarantee, however, that we could obtain any additional financing required on acceptable terms or at all. The issuance of new equity securities of the Company, moreover, would result in dilution to the interests of our stockholders. Unless we are able to effectively manage our growth activities, our business may be materially adversely affected.

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

Our quarterly operating results have varied widely in the past and are likely to vary in the future, due to numerous factors, several of which are not under our control. These factors include the timing of our release of new videogames, customer demand for our videogames, and fluctuations in receivables collections and quarterly working capital needs. Other factors that cause fluctuations in our sales and operating results include:

•	The timing of release of our competitors’ products;

•	The popularity of both new videogames and videogames released in prior periods;

•	The profit margins for videogames we sell;

•	Competition in the industry for retail shelf space;

•	Changing consumer demand for videogames for different platforms; and

•	The timing of the introduction of new platforms and the accuracy of retailers’ forecasts of consumer demand.

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

The videogame publishing industry is highly seasonal, with the Christmas selling season accounting for a substantial portion of the industry’s yearly sales of consol and computer videogames, leading to a concentrated glut of high-quality competition every year in every videogame category during this seasonal period. Although historically we have not been materially impacted by the industry seasonality primarily because we have produced a limited volume of videogames that have been absorbed by the market even in low volume periods of the year, we may be impacted by the industry seasonality in the future as we increase the volume of our videogame production. Our failure or inability to introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business and operating results in the future.

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

Our continued success will depend to a significant extent upon the performance and contributions of our senior management and upon our ability to attract, motivate and retain highly qualified employees. We are dependent upon key senior management to effectively manage our business in a highly competitive environment. If one or more of our key officers joins a competitor or forms a competing company, we may experience material interruptions in product development, delays in bringing products to market, difficulties in our relationships with licensors, suppliers and customers, and the loss of additional personnel, which could significantly harm our business, financial condition and operating results. Additionally, failure to continue to attract and retain qualified management personnel could adversely affect our business and prospects.

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

Competition for employees can be intense and the process of locating key personnel with the right combination of skills is often lengthy. We rely to a substantial extent on the expertise, skills and knowledge of management, marketing, sales, technical and technology personnel to formulate and implement our business plan, as well as to identify, support, publish and market quality videogames. Although we have granted incentives to some employees, we may not be able to continue to retain these personnel at current compensation levels, or at all. The compensation arrangements with such employees could result in increased expenses and have a negative impact on our operating results. In addition, if one or more of these individuals leaves us, we may experience material delays in bringing products to market, which could have a material adverse effect on our business and prospects.

Growth of our business will result in increased demands on our management and limited human capital resources, which we may not be able to meet.

Any future growth in our business, whether organic or through acquisitions, will result in increased responsibility for our management and increased demands on our personnel. As our business grows, we will be required to retain qualified personnel who can expand our customer base and ensure continued development and delivery of highly innovative and technologically advanced videogames. We must continue to enhance and expand our management, technical, selling and marketing capabilities to accommodate this growth. To manage future growth, we will need to:

•	Retain and hire competent senior management and marketing personnel to manage publishing and marketing activities;

•	Maintain and expand our base of operating, financial and administrative personnel; and

•	Continue to train, motivate, and retain existing employees and attract and integrate new employees.

If we are unable to manage future expansion, our ability to provide and maintain superior services to our vendors and customers could be compromised, which could in turn damage our reputation and substantially harm the business.

Our business and products are subject to potential legislation. The adoption of such proposed legislation could limit the retail market for our products.

Several proposals have been made for federal legislation to regulate our industry. Such proposals seek to prohibit the sale of “M” rated, “AO” rated and “Rating Pending” products to under-17 audiences (while the ESRB rating recommends an appropriate age group, there is currently no legal prohibition on any game sales). If any such proposals are enacted into law, they may limit the potential market for our “M” rated products in the United States, and adversely affect our operating results. Other countries, such as Germany, have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current United States laws. In the United States, proposals have also been made by numerous state legislators to regulate the sale of “M” or “AO” rated products and prohibit the sale of interactive entertainment software products containing certain types of violence or sexual materials to under 17 or 18 audiences. While such legislation to date has been enjoined by industry and retail groups, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for our “M” rated titles.

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

We claim compliance with rating system requirements and the proper display of the designated rating symbols and content descriptors. In some instances, however, we may have to modify certain videogames in order to market them under the expected rating, which could delay or disrupt the release of these videogames. In the United States, we expect our videogames to receive ESRB ratings of “E” (age 6 and older), “E10+” (age 10 and older), “T” (age 13 and over) or “M” (age 17 and over). In addition to these ratings, the ESRB may also rate a videogame as “AO” (age 18 and over). A few of our published videogames have been rated “M” by the ESRB. If we are unable to obtain M ratings as a result of changes in the ESRB’s ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected. In the event any of our videogames are re-rated by the ESRB, we may be required to record a reserve for anticipated product returns and inventory obsolescence, which could expose us to additional litigation, administrative fines and penalties and other potential liabilities, and could adversely affect our operating results.

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

This proceeding arose from the involvement in 2000 and 2001 of Mr. Phillips, Capitol Distributing, L.L.C., and another private company of which Mr. Phillips was a principal, in certain actions of Take-Two Interactive Software, Inc., where Mr. Phillips was accused of taking receipt of merchandise from Take-Two Interactive Software, Inc. and later returning the merchandise to Take-Two without making an effort to sell the merchandise. In his agreement to cease and desist, Mr. Phillips paid a civil penalty of $50,000.

Should Mr. Phillips be found to have violated the terms of the SEC’s order in the future, he may be subject to further enforcement action, including legal action imposing injunctive relief and assessing fines or penalties, which could have a material impact on our reputation and business.

The Company, our chairman and CEO have received Wells Notices which may result in sanctions against them.

We, our chairman and our CEO, have received Wells Notices from the staff of the Securities and Exchange Commission advising that the staff will recommend to the Securities and Exchange Commission that cease and desist orders issue for alleged violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities and Exchange Act and certain rules adopted under this act.  In addition, civil penalties are being recommended for Mr. Phillips.  These alleged violations result from the facts underlying the need to file an amended Form 10Q/A for the fiscal quarter ended March 31, 2009.  Any adverse determinations resulting from these alleged violations could harm our reputation and business and adversely impact the value of our outstanding shares.

Risks Relating to our Securities

Because we do not currently intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We do not currently anticipate paying any dividends on shares of our common stock. Any determination to pay dividends in the future will be made by our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on stockholder investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

The concentration of our capital stock ownership will likely limit a stockholders ability to influence corporate matters, and could discourage a takeover that stockholders may consider favorable and make it more difficult for a stockholder to elect directors of its choosing.

As of October 13, 2010, our executive officers, directors and affiliates together beneficially owned approximately 35.9% of our outstanding common stock. As a result, these stockholders have the ability to exert significant control over matters that require approval by all our stockholders, including the election of directors and approval of significant corporate transactions. The interests of these stockholders might conflict with the interests of the other holders of our securities, and it may cause us to pursue transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve significant risks to our other security holders. The large concentration of ownership in a small group of stockholders might also have the effect of delaying or preventing a change of control of our company that our other stockholders may view as beneficial.

It may be difficult for you to resell shares of our common stock if an active market for our common stock does not develop.

Our common stock is not actively traded on a securities exchange and we currently do not meet the initial listing criteria for any registered securities exchange, including the Nasdaq Stock Market. Our securities are quoted on the less recognized Over-the-Counter Bulletin Board. This factor may further impair our stockholders’ ability to sell their shares when they want and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares may be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

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

We have outstanding warrants to purchase 15,418,748 shares of common stock. There is also an option to purchase 200,000 Class Z warrants and 260,000 Class W warrants issued to the representative of the underwriters in our initial public offering. The sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, the common stockholders may experience dilution to their holdings

Item 1B.   Unresolved Staff Comments

None.

Item 2.       Properties

We lease a 5,500 square-foot office suite for our corporate headquarters in Midlothian, Virginia under an agreement that expires in December 2010 (See Item 13 “Certain Relationships and Related Transactions”). We also lease a three-story office suite in Leichester, England for our international operations under an agreement that expires in November 2012. We own a 7,000 square-foot office building and a 3,746 square-foot office building in Grapevine, Texas, which house our North American sales and marketing department and our product production and development management departments. We believe our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. As we expand our business into new markets, we expect to lease additional office facilities. See Note 11 to the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Commitments” appearing elsewhere in this report for information regarding our lease obligations.

Item 3.       Legal Proceedings

In February, 2010, the Company, SouthPeak Interactive, L.L.C., and Gamecock were served with a complaint filed in the U.S. District Court for the Southern District of Texas by TimeGate Studios, Inc., or TimeGate, alleging various breach of contract and other claims related to a publishing agreement, or the Publishing Agreement, entered into between Gamecock and TimeGate in June 2007. TimeGate is seeking the return of all past and future revenue generated from the videogame related to the Publishing Agreement, an injunction against the Company and its subsidiaries, damages to be assessed, and discretionary interest and costs.  The court has ordered that the arbitration clause of the publishing agreement applies and has directed the parties to arbitrate. The Company has no estimate at this time of its potential exposure and cannot, at this time, predict the outcome of this matter. The Company and its subsidiaries intend to vigorously defend all claims.

In September, 2010, we instituted summary proceedings in the Lyon France Commercial Court against Nobilis Group in which we have alleged the Licensing and Distribution Agreements for the games we were to obtain and have obtained from Nobilis, including the My Baby games, were wrongfully terminated.  In addition, we have claimed that the grant of the rights to My Baby 3 to Majesco were unlawful.  We are seeking the reinstatement of the agreements and damages associated with the actions of Nobilis.

On September 3, 2010,  we, Terry Phillips, our chairman, and Melanie Mroz, our CEO,  received Wells Notices from the staff of the Securities and Exchange Commission advising that the staff will recommend to the Securities and Exchange Commission that cease and desist orders issue for alleged violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities and Exchange Act and Rules 12b-20 and 13a-13 adopted under this act.  In addition, the staff has alleged violations by Mr. Phillips and Ms. Mroz of Rule 13b-2 and Rule 13a-14 by Ms. Mroz. These alleged violations result from the facts underlying the need to file an amended Form 10Q/A for the fiscal quarter ended March 31, 2009.

Other than the foregoing, we are not currently subject to any material legal proceedings. We have fully resolved to the satisfaction of the receiver of CDV Software Entertainment Group, AG, the outstanding judgment principally obtained against Gamecock in the United Kingdom, thereby reaffirming the elimination of this judgment liability in the third quarter of this year from the set-off we asserted. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us, we do not expect that any such liability will have a material adverse effect on our consolidated financial position, operating results or cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

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

On July 31, 2009, our Series A units were mandatorily separated from their associated shares of common stock and Class Z warrants and our Series A units ceased trading. On August 7, 2009, our Series A units were cancelled.

On April 7, 2009, we registered for resale our Class Y warrants.  There is no established current public market for our Class Y warrants.

Our common stock, Class W warrants and Class Z warrants now trade on the Over-the-Counter Bulletin Board under the symbols SOPK, SOPKW and SOPKZ, respectively.   The following table sets forth, for the calendar quarter indicated, the quarterly high and low closing bid prices of our securities as reported on the Over-the-Counter Bulletin Board in U.S. dollars. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Common Stock		Class W Warrants		Class Z Warrants		Series A Units
	High	Low	High	Low	High	Low	High		Low

Fiscal Year ended June 30, 2009
First Quarter	2.52	1.50	0.46	0.15	0.55	0.20	10.50		6.00
Second Quarter	1.75	0.52	0.15	0.07	0.25	0.10	6.00		1.25
Third Quarter	0.52	0.51	0.07	0.05	0.10	0.031	1.25		1.00
Fourth Quarter	0.80	0.30	0.05	0.05	0.031	0.01	1.00		1.00

Fiscal Year ended June 30, 2010
First Quarter	0.52	0.10	0.05	0.005	0.01	0.0015	1.00	*	1.00	*
Second Quarter	0.37	0.10	0.005	0.001	0.02	0.005	-		-
Third Quarter	0.40	0.26	0.001	0.0005	0.10	0.031	-		-
Fourth Quarter	0.40	0.22	0.0005	0.0005	0.031	0.01	-		-

 * Our Series A units ceased trading and were cancelled on August 7, 2009.

As of October 13, 2010, there were approximately 75 holders of record of our common stock, 9 holders of record of our Class W warrants, 8 holders of record of our Class Z warrants, and 69 holders of record of our Class Y warrants.

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

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is predicated upon, among other things, generating positive cash flows from operations, curing the default on the production advance payable, and the resolution of various contingencies.  In their report on our audited financial statements for the year ended June 30, 2010, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent registered public accounting firm.

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

Fiscal Year 2010 Releases

We released the following videogames in fiscal year 2010:

Title	Platform	Date Released
EU Rome Gold	PC	7/7/2009
East India Company	PC	7/9/2009
Brave: A Warrior’s Tale	X360, Wii	8/1/2009
Hearts of Iron 3	PC	8/3/2009
Raven Squad: Hidden Dagger	X360, PC	8/21/2009
Section 8	X360, PC	8/26/2009
Trine	PC	9/4/2009
Majesty 2: The Fantasy Kingdom	PC	9/16/2009
Supreme Ruler 2020	PC	9/17/2009
Horrid Henry	NDS, Wii, PC	10/30/09
My Baby First Steps	NDS, Wii	11/3/09
Fallen Earth	PC	11/22/09
Fast Food Panic	NDS	12/18/09
Schrodinger’s Rat	iPhone	12/23/09
Blood Bowl	X360, PC	1/26/10
Hotel Giant 2	PC	1/26/10
Crime Scene	NDS	2/16/10
Risen	X360	2/23/10
Prison Break	PS3, X360, PC	3/20/10
DJ Star (1)	NDS	3/26/10
Sushi Go Round	Wii, NDS	3/30/10
Elite Forces: Unit 77 (2)	NDS	4/19/10
Dementium II	NDS	5/4/10
3D Dot Game Heroes	PS3	5/14/10
Let’s Play: Ballerina	Wii, NDS	6/8/10
Let’s Play: Garden	Wii, NDS	6/8/10
Let’s Play: Flight Attendant	Wii, NDS	6/8/10
Secret Files: Tunguska	Wii, NDS	6/29/10
TNA Impact! Cross the Line	NDS, PSP	6/29/10

(1)	DJ Star initially released by Deep Silver on November 10, 2009. Released by SouthPeak Interactive on March 26, 2010.
(2)	Elite Forces: Unit 77 initially released by Deep Silver on April 28, 2009. Released by SouthPeak Interactive on April 19, 2010.

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

Revenue Recognition. We recognize revenues from the sale of our video games upon the transfer of title and risk of loss to the customer.  We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition.” Accordingly, we recognize revenues for software titles when (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide for net 30 and 60 day terms. Advances received for licensing and exclusivity arrangements are reported on the consolidated balance sheets as deferred revenues until we meet our performance obligations, at which point the revenues are recognized. Revenue is recognized after deducting estimated reserves for returns, price protection and other allowances. In circumstances when we do not have a reliable basis to estimate returns and price protection or is unable to determine that collection of a receivable is probable, we defer the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

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

The Company has an arrangement pursuant to which it distributes videogames co-published with another company for a fee based on the gross sales of the videogames.  Under the arrangement, the Company bears the inventory risk as the Company purchases and takes title to the inventory, warehouses the inventory in advance of orders, prices and ships the inventory and invoices its customers for videogame shipments.  Also under the arrangement, the Company bears the credit risk as the supplier does not guarantee returns for unsold videogames and the Company is not reimbursed by the supplier in the event of non-collection. The Company records the gross amount of revenue under the arrangement as it is not acting as an agent for the principal in the arrangement as defined by ASC Topic 605.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. ASC 718 requires companies to estimate the fair value of share-based payment awards on the measurement date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations.

Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We account for equity instruments issued to non-employees in accordance with ASC Topic 505, Equity, Subtopic 50, Equity-Based Payments to Non-Employees.

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

Amortizable Intangible Assets. Intangible assets subject to amortization are carried at cost less accumulated amortization. Amortizable intangible assets consist of game sequels, non-compete agreements and distribution agreements. Intangible assets subject to amortization are amortized over the estimated useful life in proportion to the pattern in which the economic benefits are consumed, which for some intangibles assets are approximated by using the straight-line method. Long-lived assets including amortizable intangible assets are reviewed for impairment in accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment, (“ASC 360”) whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and amortizable intangible assets is based on the amount by which the carrying value exceeds the fair value of the asset.

Business Combinations. We estimate the fair value of assets acquired, and liabilities assumed in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, an asset that is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of expected use of the asset, the expected future cash flows related to the asset, and the expected cost to extinguish the liability. Such estimates are inherently difficult and subjective and can have a material impact on our consolidated financial statements.

Assessment of Impairment of Goodwill. ASC Topic 350, Intangibles – Goodwill and Other, Subtopic 20, Goodwill, (“ASC 350-20”) requires a two-step approach to testing goodwill for impairment. ASC 350-20 requires that the impairment test be performed at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities.

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

Consolidated Results of Operations

The following table sets forth our results of operations expressed as a percentage of net revenues for fiscal years 2010 and 2009:

	For the years ended June 30,
	2010	2009

Net revenues	100.0%	100.0%

Cost of goods sold:
Product costs	38.9%	51.5%
Royalties	30.7%	20.4%
Write-off of acquired game sequel titles	-	2.4%
Intellectual property licenses	1.0%	1.0%
Total cost of goods sold	70.6%	75.3%

Gross profit	29.4%	24.7%

Operating expenses:
Warehousing and distribution	2.9%	2.7%
Sales and marketing	19.6%	24.9%
General and administrative	27.9%	20.6%
Restructuring costs	-	1.4%
Transaction costs	-	0.1%
Litigation costs	7.6%	-
Loss on settlement of registration rights penalty	0.3%	-
Gain on settlement of contingent purchase price obligation	(2.3)%	-
Gain on extinguishment of accrued litigation costs	(8.1)%	-
Gain on settlement of trade payables	(8.1)%	-
Total operating expenses	39.8%	49.6%

Loss from operations	(10.4)%	(25.0)%

Interest expense, net	4.0%	0.8%

Loss before taxes	(14.4)%	(25.8)%
Income tax expense	-	-
Net loss	(14.4)%	(25.8)%

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	-	2.4%
Net loss attributable to common shareholders	(14.4)%	(28.2)%

Years ended June 30, 2010 and June 30, 2009

Net Revenues. Net revenues for fiscal year 2010 were $40,299,139, a decrease of $6,980,555, or 15%, from net revenues of $47,279,694 for fiscal year 2009. The decrease in net revenues was primarily driven by selling fewer units for next generation platforms, which have a higher MSRP, in the year ending June 30, 2010 versus the prior period.  This decrease in revenues was slightly offset by releasing an increased number of titles. For fiscal year 2010, the number of videogame units sold increased to approximately 2,551,000, an increase of 133,000 units from the units sold in fiscal year 2009. Average net revenue per videogame unit sold decreased 19%, from $19.55 to $15.80 for fiscal years 2009 and 2010, respectively. This average decrease in price is mainly due to selling more handheld units, which have a lower MSRP, in fiscal year 2010 versus 2009.

Cost of Goods Sold. Cost of goods sold for fiscal year 2010 decreased to $28,449,866, down $7,179,002, or 20%, from $35,628,868 for fiscal year 2009. This decrease is primarily attributed to a $8,722,360, or 36%, decrease in product costs, which was primarily driven by the concentration on the My Baby brand.  The My Baby brand is produced only for the Nintendo DS and Wii platforms and costs less to build. The decrease in product costs was offset by a $2,728,552, or 28%, increase in royalty expense.  This increase was driven by the release of Section 8, Horrid Henry, and My Baby First Steps as well as the release of two of our co-publishing games, Risen and Prison Break.

Gross Profit. For fiscal years 2010 and 2009, gross profit increased to $11,849,273 from $11,650,826, or 2%, and gross profit margin increased to approximately 29% from 25%. The increase in gross profit is attributed to prior period write offs of acquired game sequels from the Gamecock Acquisition.

Warehousing and Distribution Expenses. For fiscal years 2010 and 2009, warehousing and distribution expenses were $1,149,338 and $1,254,947, respectively, resulting in a decrease of 8%. This decrease is due primarily to the Company’s direct shipments of video game units to stores and distribution centers rather than storing in inventory warehouses.

Sales and Marketing Expenses. For fiscal year 2010, sales and marketing expenses decreased 33% to $7,882,584 from $11,778,958 for fiscal year 2009. This decrease is primarily due to our cost reduction strategy. Sales and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes. For fiscal year 2010, we incurred $565,279 in marketing costs that will benefit us in future periods. Included in sales and marketing expenses for fiscal year 2010 is a non-cash charge of $95,709 for stock options granted to vendor.

General and Administrative Expenses. For fiscal year 2010, general and administrative expenses increased 16% to $11,251,764 from $9,720,488 for fiscal year 2009. Accounting fees included in general and administrative expenses increased 104% from $448,562 for the year ended June 30, 2009 to $914,532 for the year ended June 30, 2010 as a result of increased audit fees and Sarbanes-Oxley compliance consulting fees. Legal costs included in general and administrative expenses increased 127% from $881,215 for the year ended June 30, 2009 to $2,000,649 for the year ended June 30, 2010 as a result of increased litigation and costs associated with being a public company. Wages increased from $3,073,581 for the year ended June 30, 2009 to $3,771,354 for the year ended June 30, 2010, an increase of 23%. Travel and entertainment expenses were $428,817 for the year ended June 30, 2009, decreasing 25% to $321,607 for the year ended June 30, 2010. General and administrative expenses as a percentage of net revenues increased, to approximately 28% for the year ended June 30, 2010 from 21% for the same period in fiscal year 2009.  In addition, for the year ended June 30, 2010, general and administrative expenses includes $594,997 for noncash compensation related to employee stock options and restricted stock granted, a decrease of $54,322, or 8%, from the comparable period in 2009.

Restructuring and Transaction Costs: For fiscal year 2009, we incurred $639,210 in restructuring costs related to the Gamecock Acquisition. These primarily consist of salaries and severance for Gamecock employees who separated from service after the Gamecock Acquisition as part of restructuring Gamecock's operations and rent expense for the Gamecock office space that is no longer in use. For fiscal year 2009, we incurred $64,628 in costs related to the Gamecock Acquisition. These costs included professional fees to accounting firms, law firms and advisors and travel expenses related to the Gamecock Acquisition.

Litigation Costs. For the year ending June 30, 2010, litigation costs associated with the matter involving CDV Software Entertainment A.G., or CDV, were $3,075,206.

Loss on Settlement of Registration Rights Penalty.  For the year ending June 30, 2010, the loss on settlement of penalty was $111,497. This penalty arose from the registration rights agreement we maintained with the purchasers of our Series A Preferred Stock. We settled this penalty by extending the term of the warrants issued to these purchasers.

Gain on Settlement of Contingent Purchase Price Obligation. For the year ended June 30, 2010, the gain on settlement of contingent purchase price obligation was $908,210. Pursuant to the terms of the Gamecock Agreement, the Company was obligated to pay the Seller 7% of the future revenues from sales of certain Gamecock games, net of certain distribution fees and advances.  On March 3, 2010, the Company settled this contingent purchase price payment obligation in exchange for the issuance to the Seller of 700,000 shares of common stock (which were valued at $245,000 based on the fair market value of the Company’s common stock on the settlement date) and the payment of $200,000 in cash.

Gain on Extinguishment of Accrued Litigation Costs. For the year ended June 30, 2010, the gain on litigation was $3,249,610, which was the result of the Company’s settlement of litigation.

Gain on Settlement of Trade Payables. For the year ending June 30, 2010, the gain on settlement of trade payables was $3,257,996, which was the result of negotiations with various unsecured creditors for the settlement and payment of trade payables at amounts less than the recorded liability.

Operating Loss. For fiscal year 2010, our operating loss was $4,205,300 as compared to operating loss of $11,807,405 for fiscal year 2009.

Interest and Financing Costs. For fiscal year 2010, interest and financing costs increased to $1,622,225 from $399,247 for fiscal year 2009 due to a to an increase in average borrowings levels and as a result of expense related to the production advance payable.  The production advance payable is currently in default and is accruing production fees at $0.009 per unit (based upon 382,000 units) for each day after November 14, 2009 (approximately $725,000 through June 30, 2010.

Net Loss. For fiscal year 2010, our net loss was $5,827,525, as compared to net loss of $12,206,652 for fiscal year 2009.

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

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our videogames, (ii) working capital, (iii) capital expenditures and (iv) litigation costs and settlements. Historically, we have met our capital needs through our operating activities, our line of credit and, prior to the acquisition of SouthPeak by us, loans from related parties and our stockholders. Our cash and cash equivalents were $92,893 and $648,311 at June 30, 2010 and 2009, respectively.

Line of Credit. Throughout the past fiscal year, we maintained a line of credit with SunTrust that was scheduled to mature on November 30, 2010. At June 30, 2010 and June 30, 2009, the outstanding line of credit balance was $3,830,055 and $5,349,953, respectively, and the remaining available under the line of credit amounted to $-0- and $-0-, respectively.  As of July 12, 2010, the Company repaid in full the entire outstanding balance owed to SunTrust through a new factoring line of credit.

Factoring Agreement.  On July 12, 2010, the Company entered into a Factoring Agreement with Rosenthal & Rosenthal, Inc.  Under the Factoring Agreement, the Company has agreed to sell receivables arising from sales of inventory to Rosenthal & Rosenthal.  Under the terms of the Factoring Agreement, the Company is selling all of its receivables to Rosenthal & Rosenthal.  For the approved receivables, Rosenthal & Rosenthal will assume the risk of collection. The Company has agreed to pay Rosenthal & Rosenthal a commission of .60% of the amount payable under all of the Company’s invoices to most of the Company’s customers against a minimum commission of $30,000 multiplied by the number of months in a contract period, with the first period being 12 months and the second 7 months.  All payments received by Rosenthal & Rosenthal are payable to the Company after amounts due to Rosenthal & Rosenthal are satisfied.  Under the Factoring Agreement, the Company has the right to borrow against payments due us at the rate of 65% of credit approved receivables.  The borrowing rate against non-credit approved receivables is subject to negotiation. The interest rate on borrowings is equal to the greater of prime plus 1.5% per annum or 6.5% per annum.  A $10,000,000 loan cap applies against the Company’s borrowings, which is subject to an increase of up to $3,000,000 if shareholders’ equity increases.  The initial term of the Factoring Agreement ends on February 28, 2012.

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

At June 30, 2010 and 2009, amounts due from our three largest customers comprised approximately 54% and 52% of our gross accounts receivable balance, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer’s credit worthiness and economic conditions that may impact our customers’ business and access to capital. We are monitoring the current turmoil in the economy, the global contraction of current credit and other factors as it relates to our customers in order to manage the risk of uncollectible accounts receivable.

Our accounts payable for the fiscal years ended June 30, 2010 and 2009 decreased $6,985,653, or 36%, to $12,663,788.  This decrease was mainly attributable to the settlement of multiple trade payables during the fiscal year ended June 30, 2010.  Our accrued expenses for the fiscal years ended June 30, 2010 and 2009 increased $1,362,611, or 56%, to $3,781,711.  This increase was primarily attributed to the March 31, 2010 purchase of a development contract for the videogame Stronghold 3.  Several of our fiscal year-end accounts payable associated with pre-acquisition obligations of Gamecock have been settled at substantial discounts.  Other Gamecock payables along with SouthPeak related obligations are subject to adjustments, which we anticipate will materially reduce our accounts payable balance.  The revenue generated from new videogame releases in the first quarter of our 2011 fiscal year along with the anticipated revenue generated in the second quarter should enable us to further reduce our accounts payable and accrued expense balances.

Senior Secured Convertible Notes. On July 16, 2010, the Company entered into a Securities Purchase Agreement with CNH Diversified Opportunities Master Account, L.P., CNH CA Master Account, L.P., AQR Diversified Arbitrage Fund and Terry Phillips, the Company’s chairman, for the sale of $5,500,000 of senior secured convertible notes and warrants.  Mr. Phillips’ Note was issued in exchange for a junior secured convertible note originally issued to him on April 30, 2010 (see Note 9).  The Company received $5.0 million in cash for $5.0 million of the senior secured convertible notes and exchanged a $500,000 prior junior secured convertible note for $500,000 of the senior secured convertible notes (see Note 26, Subsequent Events for further discussion).

On August 31, 2010, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended Purchase Agreement”), pursuant to which it sold an aggregate of $2.0 million of a new series of senior secured convertible promissory notes (the “Additional Notes”) to AQR Opportunistic Premium Offshore Fund, L.P., Advanced Series Trust, solely on behalf of the AST Academic Strategies Asset Allocation Portfolio, and Terry Phillips, SouthPeak’s chairman (collectively, the “Additional Note Buyers”).  The Company received $2.0 million in cash for $2.0 million of the Additional Notes, of which $200,000 was paid by Terry Phillips, the Company’s chairman.

Purchase Order Assignment Agreement.  On September 20, 2010, we entered into a Master Purchase Order Assignment Agreement with Wells Fargo Bank, National Association. Under the terms of the Agreement, the Company may request that Wells Fargo accept the assignment of customer purchase orders and request that Wells Fargo purchase the required materials to fulfill such purchase orders.  If accepted, Wells Fargo, in turn, will retain the Company to manufacture, process, and ship the ordered goods. Wells Fargo’s aggregate outstanding funding under the agreement shall not exceed $2,000,000. Upon receipt of customer payments by Wells Fargo, the Company will be paid a fee for its services, with such fee calculated pursuant to the terms of the agreement. Also from such customer payments, Wells Fargo shall be entitled to receive the following: (1) a transaction initiation and set-up fee equal to 1.5% of the aggregate amount outstanding on all amounts (including letters of credit) advanced by Wells Fargo; (2) a daily maintenance fee equal to 0.05% of all amounts (including letters of credit) advanced by Wells Fargo which remain outstanding for more than 30 days; and (3) a product advance fee equal to (a) the prime rate plus 2%, divided by 360, multiplied by (b) (i) the aggregate amount outstanding on all amounts (including letters of credit) advanced by Wells Fargo on account of purchases of products or other advances made in connection with a customer purchase order, multiplied (ii) by the number of days from the earlier of (A) the date on which any such letter of credit or purchase order or financial accommodation is negotiated into cash, or (B) the date funds are advanced by other than issuing a letter of credit or purchase order. A security agreement secures the advances made to us under this agreement.

Although there can be no assurance, we believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our factoring line and Wells Fargo agreement, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months. In addition, if we were unable to fully fund our cash requirements through current cash and cash equivalents and projected cash flow from operations, we would need to obtain additional financing through a combination of equity and debt financings. If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing, particularly in light of the general economic downturn.

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

For fiscal years 2010 and 2009, we had net cash used in operating activities of $961,475 and $3,251,878, respectively.

Cash provided by investing activities for the fiscal year 2010 was $655,108 and used in investing activities for fiscal year 2009 was $1,853,431. The cash provided by investing activities during fiscal year 2010 was from the release of restricted cash. The cash used in investing activities for fiscal year 2009 was related to the purchase of office and computer equipment and the Gamecock Acquisition.

During fiscal year 2010, financing activities resulted in net cash used of $753,893 and during fiscal year 2009, financing activities resulted in net cash provided of $1,869,864.

International Operations. Net revenue earned outside of North America is principally generated by our operations in Europe, Australia and Asia. For fiscal years 2010 and 2009, approximately 19% and 11%, respectively, of our net revenue was earned outside of the US. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Interest Rate Risk. Our line of credit bears interest at prime plus ½%, which was 4.75% at June 30, 2010. We have two mortgages for facilities in Grapevine, Texas, which bear interest at prime plus 1.0% (5.5% at June 30, 2010) and prime minus ¼% (interest rate is fixed at 7.5% until March 2013), respectively. Historically, fluctuations in interest rates have not had a significant impact on our operating results, however, changes in market rates may impact our future interest expense.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Restatement of Previously Issued Financial Statements

In connection with the filing of our Form 10-Q/A with the SEC on September 11, 2009, during the first fiscal quarter of 2010, management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that reevaluation, the Chief Executive Officer, who was also serving as our interim Chief Financial Officer, and in consultation with our Chairman, concluded that the our disclosure controls and procedures were not effective as of March 31, 2009 as a result of the following material weaknesses in our internal control over financial reporting.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, and in consultation with our Chairman, of the effectiveness of the design and operation of our disclosure controls and procedures, to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-K and that such information required to be disclosed was accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based upon this reevaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2010 as a result of the previously identified material weaknesses in our internal control over financial reporting.

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

In addition to the remediation measures described below under the heading “Remediation Steps to Address Material Weakness”,  we previously reported that we have undertaken the following remediation measures through the quarter ended March 31, 2010 to address the previously reported material weaknesses in internal control over financial reporting and disclosure controls and procedures:

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

Remediation Steps to Address Material Weakness

In quarter ended June 30, 2010 we have adopted the following measures to continue the remediation of the material weaknesses as reported in our June 30, 2009 annual report:

•
we have made staff changes so that the accounting persons responsible for the preparation of external reporting, including public filings, are qualified accountants who stay abreast of new requirements through subscriptions and training.  New pronouncements are summarized and reported to accounting staff, Management and the Audit Committee as appropriate;

•	we have instituted a quarterly review of all vendors and customers to ensure proper related party disclosure;

•	we continue to communicate and enforce all policies and procedures relating to purchasing for the company;

•
we have instituted a monthly reconciliation of our inventory and additionally we use our bill of materials (BOM) and purchase order  modules in our accounting system to ensure accurate tracking of inventory.

We have remediated all but the first material weakness listed under the heading “Restatement of Previously Issued Financial Statements” above, since we determined that we required further additional controls to restrict access to our automated accounting system.  These controls were put into effect in the first quarter for fiscal year 2011 but did not exist in fiscal year 2010.  As for the initial material weakness we have determined that for quarter ended June 30, 2010 we still possessed a material weakness resulting from the ability of certain personnel to access our automated accounting system.  In the first quarter of fiscal year 2011 we have corrected this weakness by restricting access to all employees other than those employees under the direct supervision of the Chief Financial Officer.

Management anticipates that the actions described above and the resulting improvements in controls will strengthen its internal control over financial reporting relating to the preparation of the condensed consolidated financial statements.  As we improve our internal control over financial reporting and implement remediation measures, we may supplement or modify the remediation measures described above.  Management is committed to implementing effective control policies and procedures and will continually update our Audit Committee as to the progress and status of our remediation efforts to ensure that they are adequately implemented.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers, key employees and directors and their respective ages and positions as of October 13, 2010 are as follows:

Name	Age	Position

Terry Phillips*	52	Chairman
Melanie Mroz *	47	President, Chief Executive Officer and Director
Reba L. McDermott*	44	Chief Financial Officer
David Buckel	48	Director
Louis M. Jannetty	58	Director
Paul Eibeler	55	Director

*	Denotes an executive officer

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

Melanie Mroz has served as our president, chief executive officer and director since May 2008. From August, 2009 until March 2010, Ms. Mroz assumed the duties of our interim chief financial officer.  Ms. Mroz was a member of SouthPeak from 2000 until May 2008. In 2005, she assumed responsibility for SouthPeak’s day-to-day operations.  In 1996, Ms. Mroz joined Phillips Sales, Inc., one of the largest manufacturer representative agencies in the videogame industry, to head its representation of Sony Computer Entertainment America and thereafter assumed other management duties. While at Phillips Sales, Inc., Ms. Mroz represented some of the most successful videogame titles in the industry to major retailers, including titles such as “Metal Gear Solid” from Konami America and “Grand Theft Auto” from Take-Two Interactive Software, Inc. From January 1995 to December 1996, Ms. Mroz was the vice president of sales for Digital Pictures, Inc., a private digital imaging, animation, and video products producer. From March 1992 to January 1995, Ms. Mroz was the national sales manager for Sony Imagesoft. Ms. Mroz entered the interactive software industry in 1986 with entertainment and educational software distributor SoftKat, then a division of W.R.Grace & Co. Ms. Mroz began with SoftKat as a buyer in the purchasing department and later became the director of purchasing. Ms. Mroz holds a Bachelor of Science from Winona State University in Minnesota.

Reba McDermott has served as our chief financial officer since April 2010.  From August 2009 until she was named chief financial officer, Ms. McDermott served as our interim chief accounting officer.  Prior to joining the Company, she served as the chief financial officer of OuterNet Management, LP, an Austin, Texas-based data center services company providing network security, software as a service, virtualization, hosted business applications and private cloud architectures, from December 2008 until August 2009.  From June 2007 until November 2008, Ms. McDermott served as the assistant plant controller and the plant controller at the Canton, New York facility of Corning, Inc., a Fortune 500 specialty glass and ceramics manufacturer.  Prior to joining Corning, Inc., from February 2005 until February 2007, Ms. McDermott served as assistant controller and corporate controller for Aspyr Media, Inc., an Austin, Texas-based developer and distributor of video games. From 2000 until 2005, Ms. McDermott served in various capacities, including cost accounting manager and revenue analyst, for Silicon Laboratories, Inc., a semiconductor manufacturer in Austin, Texas.  Ms. McDermott received a Bachelor’s degree in Accounting from Virginia Commonwealth University, a Bachelor’s degree in Marketing Management from the University of Arkansas and a Master of Business Administration from the University of Texas.

David Buckel has served as one of our directors since August 2008. Since January of 2010, Mr. Buckel has served as corporate secretary and chief financial officer of Ants Software, a publicly traded Company. Mr. Buckel has served as chief financial officer of Ryla, Inc., a call center solutions provider with expertise in customer contact solutions and business process outsourcing and left to join Ants right before the sale of the Company. Between January 2008 and February 2009, Mr. Buckel served as a senior executive in operations and finance for Smarterville, Inc., a portfolio company of Sterling Partners, which creates, manufactures, and sells educational products. Prior to that, Mr. Buckel served as vice president and chief financial officer of Internap Network Services Corporation (Nasdaq: INAP), managing the company’s accounting, finance, purchasing, financial planning analysis, investor relations, corporate development and other operating functions. Mr. Buckel was with Internap from July 2003 until December 2007, and led the company through its March 2004 public offering and subsequent leveraged financings. Mr. Buckel was also senior vice president and chief financial officer of Interland Corporation and Applied Theory Corporation, both NASDAQ listed companies, where he managed numerous financial and operational groups. Mr. Buckel also managed and led an IPO for Applied Theory in 1999. Mr. Buckel, a Certified Management Accountant, holds a B.S. degree in Accounting from Canisius College and a M.B.A. degree in Finance and Operations Management from Syracuse University.

Louis M. Jannetty has served as one of our directors since August 2008. From 1986 to 2008, Mr. Jannetty served as the chief executive officer of Jansco Marketing Inc., a manufacturer representative firm that specializes in the videogame industry and represented major publishers such as Sony, Capcom, Eidos, Midway, Konami, Take Two, THQ, and Namco Bandai. Prior to Jansco Marketing, Mr. Jannetty held executive positions with Activision and Johnson and Johnson. Since 2005, Mr. Jannetty has also been a principal in Janco Development LLC, a real estate holding and development company. Mr. Jannetty received his Bachelor of Arts degree from Fairfield University in 1974.

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

The Audit Committee currently consists of Messrs. Buckel, Jannetty and Eibeler each of whom is an independent director under the Nasdaq Marketplace Rules and under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The board of directors previously determined that all members of the Audit Committee meet the requirements for financial literacy and that Mr. Buckel qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Buckel serves as the Chairman of the Audit Committee.

The Compensation Committee

The purpose of the Compensation Committee includes determining, or recommending to our board of directors for determination, the compensation of our chairman, chief executive officer and president and any other executive officer of ours who reports directly to the board of directors, and the members of the board of directors; determining, or recommending to the board of directors for determination, the compensation of all of our other executive officers; and discharging the responsibilities of our board of directors relating to our compensation programs and compensation of our executives. In fulfilling its responsibilities, the Compensation Committee shall also be entitled to delegate any or all of its responsibilities to a subcommittee of the Compensation Committee. Information regarding our processes and procedures for the consideration and determination of executive and director compensation is addressed in the Compensation Discussion and Analysis below. The Compensation Committee currently consists of Messrs. Buckel, Jannetty and Eibeler. Mr. Jannetty serves as the Chairman of the Compensation Committee.

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

Board and Committee Meetings

Our board of directors held a total of seven meetings during the fiscal year ended June 30, 2010. The Audit and Compensation Committees of our board of directors held nine meetings during the fiscal year ended June 30, 2010. During the fiscal year ended June 30, 2010, no director attended fewer than 75% of the aggregate of the total number of meetings of our board of directors.

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

Based solely on review of this information, we believe that, during the 2010 fiscal year, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except for (i) Form 4 for Mr. Louis Jannetty to report the acquisition of options that occurred on July 1, 2008 that was reported on July 22, 2009, (ii) a Form 4 for Ms. Melanie Mroz to report the gift of stock that occurred on October 15, 2009 that was reported on October 22, 2009, and (iii) a Form 4 for Ms. Reba McDermott to report the grant of stock that occurred on October 1, 2009 that was reported on November 24, 2009.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis contains a discussion of the material elements of compensation awarded to, earned by or paid to (i) each person who served as our chief executive officer, (ii) each person who served as our chief financial officer, and (iii) our chairman for the fiscal years ended June 30, 2010 and 2009.  We have prepared the Compensation Discussion and Analysis to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of Terry Phillips, our chairman, Melanie Mroz, our president and chief executive officer, and Reba McDermott, our chief financial officer starting on April 1, 2010 (Ms. McDermott had previously served as the interim chief accounting officer).  These three individuals are referred to as our “named executive officers.”

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

In September 2009, the Compensation Committee recommended for approval by the full board of directors base salaries for our executive officers. It was noted that Mr. Phillips and Ms. Mroz have agreed to accept below-market base salaries until the performance of the Company can support an increase.  The board of directors established the 2010 base salaries for Mr. Phillips and Ms. Mroz at $100,000 and $150,000, respectively.  Ms. McDermott’s annual base salary for 2010 is $125,000.

Annual Incentives (Cash Bonuses).  We provide a cash bonus opportunity to all of our executive officers. We pay bonuses for the previous fiscal year generally during the month following the filing of our audited financial statements with the SEC. Generally, bonuses are payable to the extent provided in the employment agreements negotiated with individual executives as approved by the Compensation Committee. Those employment agreements that provide for the payment of cash bonuses contemplate that they are based upon an evaluation of both our performance and the performance of the individual executive and/or at the sole discretion of the board of directors. Individual performance is measured based on the achievement of quantifiable performance objectives established by the Compensation Committee at the beginning of our fiscal year. We believe linking cash bonuses to both Company and individual performance will motivate executives to focus on our annual revenue growth, profitability, cash flow and liquidity, which we believe should improve long-term stockholder value over time.

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

Executive Perquisites and Benefits.  Our philosophy is to provide executives with limited perquisites. The value of the perquisites (if any) and benefits provided to our named executive officers is set forth in the Summary Compensation Table below, and their aggregate cost for all of our executives in the fiscal year ended June 30, 2010 was $166,753.

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

Compensation Committee Report on Executive Compensation

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of Louis M. Jannetty, David Buckel and Paul Eibeler, three of the non-employee directors named at the end of this report, each of whom is independent as defined by Nasdaq Marketplace Rules.

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
Paul Eibeler

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

Summary Compensation Table

The following table sets forth, for the fiscal years ended June 30, 2010 and 2009, compensation information for: (i) each person who served as our chief executive officer at any time during the periods covered, (ii) each person who served as our chief financial officer at any time during the periods covered; and (iii) our chairman.

Name	Year	Salary	Stock Awards (1)	Option Awards (1)	All Other Compensation		Total

Terry Phillips,	2010	$95,833	-	-	$13,787	(2)	$109,620
Chairman	2009	$100,000	-	-	$8,909	(3)	$108,909

Melanie Mroz,	2010	$148,750	-	$98,000	$93,787	(4)	$340,537
President, Chief Executive Officer and Director	2009	$150,000	-	-	$8,249	(5)	$158,249

Reba McDermott	2010	$92,500	-	$114,100	$56,864	(7)	$263,464
Chief Financial Officer (6)	2009	-	-	-	-		-

Andrea Gail Jones,	2010	$24,018	-	-	$2,315		$26,333
Chief Financial Officer and Treasurer (8)	2009	$105,000	$12,650	$60,000	$3,749	(9)	$181,399

(1)	Amounts reported represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 utilizing the assumptions discussed in Note 7 to our consolidated financial statements.

(2)
Amount includes $13,419 for the employee portion of health, dental and long-term care insurance premiums paid by us on the individual’s behalf and $368 for life and accidental death insurance premium paid by us on the individual’s behalf.

(3)
Amount includes $3,381 for the employee portion of health, dental and long-term care insurance premiums paid by us on the individual’s behalf, $4,000 for a car allowance through May 2009, $1,160 for the use of one of our cars beginning in June 2009, and $368 for life and accidental death insurance premium paid by us on the individual’s behalf.

(4)
Amount includes $75,000 for incentive bonus, $13,419 for the employee portion of health, dental and long-term care insurance premiums paid by us on the individual’s behalf, $5,000 for a car allowance, and $368 for life and accidental death insurance premium paid by us on the individual’s behalf.

(5)
Amount includes $3,381 for the employee portion of health, dental and long-term care insurance premiums paid by us on the individual’s behalf, $4,500 for a car allowance, and $368 for life and accidental death insurance premium paid by us on the individual’s behalf.

(6)
Effective August 16, 2009, Ms. McDermott was appointed by the Board to serve as our interim Chief Accounting Officer.  Effective April 1, 2010, Ms. McDermott was appointed by the Board to serve as our Chief Financial Officer.

(7)
Amount includes $48,644 for incentive bonus, $7,883 for the employee portion of health, dental and long-term care insurance premiums paid by us on the individual’s behalf, and $337 for life and accidental death insurance premium paid by us on the individual’s behalf.

(8)	On August 14, 2009, Ms. Jones was terminated as our Chief Financial Officer and Treasurer.

(9)
Amount includes $3,381 for the employee portion of health, dental and long-term care insurance premiums paid by us on the individual’s behalf and $368 for life and accidental death insurance premium paid by us on the individual’s behalf.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning outstanding equity awards held by our named executive officers at June 30, 2010:

	Option Awards
	Number of Securities		Number of Securities		Option	Option
	Underlying Unexercised		Underlying Unexercised		Exercise	Expiration
Name	Options — Exercisable		Options — Unexercisable		Price	Date

Reba McDermott			300,000	(1)	$0.30	3/31/2020
			10,000	(2)	$0.32	12/31/2019
			50,000	(3)	$0.51	9/30/2019
Melanie Mroz			100,000	(4)	$0.30	3/31/2020
	33,333	(5)	66,667		$0.72	6/30/2019

(1) The stock option award vests in three equal annual installments commencing on April 1, 2011.

(2) The stock option award vests in three equal annual installments commencing on January 1, 2011.
(3) The stock option award vests in three equal annual installments commencing on October 1, 2010
(4)  The stock option award vests in three equal annual installments commencing on April 1, 2011.
(5) The stock option award vests in three equal annual installments commencing on July 1, 2010.

Director Compensation and Other Information

For fiscal year 2010 we compensated non-employee members of our board of directors through a mixture of cash and equity-based compensation. We paid each non-employee director an annual retainer consisting of $5,000 cash, 20,000 shares of restricted stock, vesting in one year, and 50,000 options to purchase our common stock, vesting in one year.  The chairperson of our Audit Committee received an additional 5,000 shares of restricted stock, vesting in one year.  Paul Eibeler, who joined our board of directors July 28, 2009, received an additional 50,000 options to purchase our common stock, vesting in one year, as an initial bonus for joining our board of directors.  To the extent that a non-employee director serves for less than the full fiscal year, he or she would receive a pro-rated portion of the annual retainer equal to the proportionate amount of the fiscal year for which he or she served as a director. We reimburse our directors for reasonable travel and other expenses incurred in connection with attending meetings of our board of directors. Employees who also serve as directors receive no additional compensation for their services as a director.

The following table sets forth the compensation earned by our non-employee directors in the fiscal year ended June 30, 2010.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Option Awards (1)(3)(4)	Total

David Buckel	$5,000	$18,750	$35,500	$59,250
Louis M. Jannetty	$5,000	$15,000	$35,500	$55,500
Paul Eibeler	$5,000	$15,000	$71,000	$91,000

(1)	Amounts reported represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 utilizing the assumptions discussed in Note 7 to our consolidated financial statements.

(2)	The grant date fair values of the restricted stock awards granted to our non-employee directors during the fiscal year ended June 30, 2010 are as follows:

Name	Total Grant Date Fair Value

David Buckel	$18,750
Louis M. Jannetty	$15,000
Paul Eibeler	$15,000

(3)	As of June 30, 2010, the number of aggregate shares underlying outstanding option awards held by our non-employee directors is as follows:

Name	Option Awards Outstanding

David Buckel	115,000
Louis M. Jannetty	145,000
Paul Eibeler	100,000

(4)	The grant date fair values of option awards granted to our non-employee directors during the fiscal year ended June 30, 2010 are as follows:

Name	Total Grant Date Fair Value

David Buckel	$35,500
Louis M. Jannetty	$35,500
Paul Eibeler	$71,000

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our common stock as of October 1, 2010, by:

•	each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 60,795,538 shares of common stock outstanding as of October 1, 2010.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of October 1, 2010, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the persons below is c/o SouthPeak Interactive Corporation, 2900 Polo Parkway, Midlothian, Virginia 23113.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
	Owned	Shares

Executive Officers and Directors
Terry Phillips (1)	18,945,906	30.0%
Melanie Mroz (2)	3,214,459	5.3%
Reba McDermott (3)	16,667	*
David Buckel (4)	210,217	*
Paul Eibeler (5)	185,217	*
Louis M. Jannetty (6)	225,217	*
All executive officers and directors as a group (6 persons)	22,797,683	35.9%
Other 5% Stockholders
Greg Phillips	10,394,900	17.1%
Intermezzo Establishment (7)	5,000,000	8.2%
Hummingbird Management, L.L.C. (8)	4,078,499	6.6%
Atlas II, LP (9)	3,866,000	6.2%
Paragon Investment Fund (10)	5,000,000	8.2%
FI Investment Group, LLC (11)	3,808,523	5.9%

*	Less than 1%
(1)	Includes 1,160,093 shares of common stock issuable upon exercise of Series A warrants and 1,160,093 shares of common stock issuable upon conversion of senior secured convertible note.
(2)	Includes 33,333 shares of common stock issuable upon exercise of options.
(3)	Consists of 16,667 shares of common stock issuable upon exercise of options.
(4)	Includes 115,000 shares of common stock issuable upon exercise of options. The address of Mr. Buckel is 1065 Admiral Crossing, Alpharetta, Georgia 30005.
(5)	Includes 100,000 shares of common stock issuable upon exercise of options. The address of Mr. Eibeler is 41 Frost Creek Drive, Lattingtown, New York 11560.
(6)	Includes 135,000 shares of common stock issuable upon exercise of options. The address of Mr. Jannetty is 10 Cordage Park Circle, Suite 235, Plymouth, Massachusetts 02360.
(7)	The address of Intermezzo Establishment is Landstrasse 114, 9495 Triefen, Liechtenstein. The foregoing information is derived from a Schedule 13D filed April 9, 2010.
(8)
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

(9)
Includes 1,496,500 shares of common stock issuable upon exercise of Class Y warrants and Class Z warrants. Patty Shanley is the General Partner of Atlas II, L.P. and consequently may be deemed to be the beneficial owner of its holdings by virtue of controlling the voting and dispositive powers of Atlas II, L.P. The business address of Atlas II, L.P. is 11470 Stone Corral Place, Gold River, CA 95670.  The foregoing information is derived from a Schedule 13G filed June 19, 2009.

(10)	The business address of Paragon Investment Fund is Bahnhofstrasse 76, 8001 Zurich, Switzerland. The foregoing information is derived from a Schedule 13D filed April 9, 2010.
(11)
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

	Number of Securities	Weighted Average
	to be Issued Upon	Exercise Price of	Number of
	Exercise of Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Remaining Available
Plan Category	and Rights	and Rights	for Future Issuance

Equity compensation plans approved by security holders	2,882,128	1.16	1,032,872
Equity compensation plans not approved by security holders

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations) and the transactions described below, since July 1, 2009 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On January 1, 2008, we entered into a three-year lease for office space for our headquarters in Midlothian, Virginia. The lease is with Phillips Land, L.C., an organization in which Terry Phillips, our chairman, and Greg Phillips each beneficially own 50%. The rent is $9,167 per month. The terms of the lease are comparable to those terms available from non-affiliate sources in that the price per square foot is equal to prevailing rates.

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

We have paid sales commissions, upon the sale of products, to Phillips Sales and West Coast Sales, Inc., an organization of which Terry Phillips indirectly owns 37.5%. Terry Phillips is the managing member of West Coast Sales. Such commissions approximated market rates and equaled $543,788 for the fiscal year ended June 30, 2010. The sales commission arrangements are materially and substantially the same as our sales commission arrangements with unrelated parties.

In February 2009, we received a short-term advance of $307,440 from Terry Phillips.  This advance was unsecured and non-interest bearing.  The amount of principal repaid to Mr. Phillips during the years ended June 30, 2009 and June 30, 2010 was $75,000 and $232,440, respectively.  At June 30, 2010, the amount due to Mr. Phillips was $-0-.  The advance was made on a short-term basis to fund the production of additional cartridges for a particular videogame. The terms of the advance were superior to those terms available from non-affiliate sources in that the advance was non-interest bearing and the outstanding principal amount was not secured by any of our assets.

On April 29 and 30, 2010, we entered into a note purchase agreement pursuant to which the Company issued junior secured subordinated promissory notes in the aggregate principal amount of $950,000.  Of the notes issued on April 30, 2010, Terry Phillips, our chairman, purchased $500,000.  The notes, which were cancelled and repaid on July 19, 2010 in connection with the entry into the Securities Purchase Agreement described below, were due and payable in full on December 27, 2010, bore interest at the rate of 10% per annum and were secured by all of the assets of the Company and our subsidiaries.  The principal and accrued interest outstanding under each note was convertible, in whole or in part, at the option of its holder into shares of our common stock at a price per share of $0.45 per share.  On July 19, 2010, Mr. Phillips’s note was exchanged for a senior secured convertible note in the aggregate principal amount of $500,000 and accrued interest outstanding under the note as of that date, in the amount of $11,233 was paid to Mr. Phillips in cash.

On July 16, 2010, we entered into a Securities Purchase Agreement with certain investors, including Terry Phillips for the sale of $5,500,000 of senior secured convertible notes and associated warrants.  The closing on the transaction occurred on July 19, 2010.  Mr. Phillips’s note, in the aggregate principal amount of $500,000, was issued in exchange for the junior secured convertible note originally issued to him on April 30, 2010.  The notes are senior to all obligations of the Company with the exception of the indebtedness under our financing arrangement with Rosenthal & Rosenthal, Inc. and are secured by all of our assets and those of our subsidiaries.  The notes bear interest at 10.0% per annum and principal and interest due under the notes are initially convertible at a price of $.431 per share.  Mr. Phillips and the other holders of the notes received Series A warrants equal in number to the shares initially issuable upon conversion of the principal amount due under the notes, at an exercise price of $.375 per share.  In addition, Mr. Phillips and the other holders of the notes received Series B warrants equal in number to 75% of the Series A warrants they obtained.  In connection with the sale of the notes and warrants, we executed a Registration Rights Agreement pursuant to which this Registration Statement is being filed.

  On August 31, 2010, we entered into an Amended and Restated Securities Purchase Agreement (the “Amended Purchase Agreement”), pursuant to which it sold an aggregate of $2.0 million of a new series of senior secured convertible promissory notes (the “Additional Notes”) to AQR Opportunistic Premium Offshore Fund, L.P., Advanced Series Trust, solely on behalf of the AST Academic Strategies Asset Allocation Portfolio, and Terry Phillips, SouthPeak’s chairman (collectively, the “Additional Note Buyers”).  The Company received $2.0 million in cash for $2.0 million of the Additional Notes, of which $200,000 was paid by Terry Phillips, the Company’s chairman.

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

Item 14.  Principal Accountant Fees and Services

Reznick Group, P.C., an independent registered public accounting firm, has audited our consolidated financial statements for the fiscal years ended June 30, 2010 and 2009.

The aggregate fees billed to us by Reznick Group, P.C. for the fiscal years ended June 30, 2010 and June 30, 2009 are as follows:

	2010	2009

Audit Fees	$522,153	$349,546
Audit-Related Fees	–	–
Total	$522,153	$349,546

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements.

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
Date:

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

Signature	Title	Date

/s/ TERRY PHILLIPS	Chairman of the Board
Terry Phillips

/s/ MELANIE MROZ	President, Chief Executive Officer and Director
Melanie Mroz	(Principal Executive Officer)

/s/ REBA L. McDERMOTT	Chief Accounting Officer and Chief Financial Officer
Reba L. McDermott	(Principal Financial and Accounting Officer)

/s/ DAVID BUCKEL	Director
David Buckel

/s/ PAUL EIBELER	Director
Paul Eibeler

/s/ LOUIS M. JANNETTY	Director
Louis M. Jannetty

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SouthPeak Interactive Corporation:

We have audited the accompanying consolidated balance sheets of SouthPeak Interactive Corporation and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, cash flows and shareholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SouthPeak Interactive Corporation and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant operating losses and negative cash flows from operating activities, has substantial contingencies, and is in default of its production advance payable. These factors, among others, as discussed in Notes 1 and 20 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Reznick Group, P.C.

Vienna, Virginia
October 13, 2010

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009

Assets

Current assets:
Cash and cash equivalents	$92,893	$648,311
Restricted cash	-	1,245,582
Accounts receivable, net of allowances of $5,700,931 and $7,214,984 and at June 30, 2010 and 2009, respectively	3,703,825	4,972,417
Inventories	1,211,301	4,459,837
Current portion of advances on royalties	12,322,926	8,435,415
Current portion of intellectual property licenses	383,571	410,995
Related party receivables	34,509	33,207
Prepaid expenses and other current assets	695,955	573,145

Total current assets	18,444,980	20,778,909

Property and equipment, net	2,667,992	2,754,139
Advances on royalties, net of current portion	1,511,419	1,556,820
Intellectual property licenses, net of current portion	1,534,286	1,917,858
Goodwill	7,911,800	7,490,065
Intangible assets, net	17,025	43,810
Other assets	11,280	11,872

Total assets	$32,098,782	$34,553,473

Liabilities and Shareholders’ Equity

Current liabilities:
Line of credit	$3,830,055	$5,349,953
Current maturities of long-term debt	65,450	50,855
Production advance payable in default	3,755,104	-
Accounts payable	12,663,788	19,649,441
Accrued royalties	2,530,253	414,696
Accrued expenses and other current liabilities	3,781,711	2,419,100
Secured subordinated convertible promissory notes	950,000	-
Deferred revenues	325,301	2,842,640
Due to shareholders	-	232,440
Due to related parties	2,200	125,045
Accrued expenses - related parties	322,281	221,493
Total current liabilities	28,226,143	31,305,663

Long-term debt, net of current maturities	1,541,081	1,538,956
Total liabilities	29,767,224	32,844,619

Commitments and contingencies	-	-

Shareholders’ equity:

Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2010 and 2009	-	-
Series A convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized; 5,503,833 and 5,953,833 shares issued and outstanding at June 30, 2010 and 2009, respectively; aggregate liquidation preference of $5,503,833	550	595
Common stock, $0.0001 par value; 90,000,000 shares authorized; 59,774,370 and 44,530,100 shares issued and outstanding at June 30, 2010 and 2009, respectively	5,976	4,453
Additional paid-in capital	31,154,835	25,210,926
Accumulated deficit	(28,973,325)	(23,145,800)
Accumulated other comprehensive income (loss)	143,522	(361,320)

Total shareholders’ equity	2,331,558	1,708,854
Total liabilities and shareholders’ equity	$32,098,782	$34,553,473

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2010	2009

Net revenues	$40,299,139	$47,279,694

Cost of goods sold:
Product costs	15,655,261	24,377,621
Royalties	12,383,362	9,654,810
Write-off of acquired game sequel titles	-	1,142,000
Intellectual property licenses	411,243	454,437

Total cost of goods sold	28,449,866	35,628,868

Gross profit	11,849,273	11,650,826

Operating expenses (income):
Warehousing and distribution	1,149,338	1,254,947
Sales and marketing	7,882,584	11,778,958
General and administrative	11,251,764	9,720,488
Restructuring costs	-	639,210
Transaction costs	-	64,628
Litigation costs	3,075,206	-
Loss on settlement of registration rights penalty	111,497	-
Gain on settlement of contingent purchase price obligation	(908,210)	-
Gain on extinguishment of accrued litigation costs	(3,249,610)	-
Gain on settlement of trade payables	(3,257,996)	-

Total operating expenses	16,054,573	23,458,231

Loss from operations	(4,205,300)	(11,807,405)

Interest expense, net	1,622,225	399,247

Loss before income tax expense	(5,827,525)	(12,206,652)
Income tax expense	-	-

Net loss	(5,827,525)	(12,206,652)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	-	1,142,439

Net loss attributable to common shareholders	$(5,827,525)	$(13,349,091)

Basic loss per share:	$(0.12)	$(0.36)
Diluted loss per share:	$(0.12)	$(0.36)

Weighted average number of common shares outstanding - Basic	47,906,342	36,978,758
Weighted average number of common shares outstanding - Diluted	47,906,342	36,978,758

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,827,525)		$(12,206,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269,235		378,153
Allowances for price protection, returns, and defective merchandise	(1,541,256)		5,510,293
Bad debt expense, net of recoveries	27,203		596,226
Stock-based compensation expense	690,706		741,618
Common stock and warrants issued to vendor	95,000		-
Loss on disposal of fixed assets	4,839		-
Amortization of royalties and intellectual property licenses	7,894,105		10,109,247
Write-off of acquired game sequel titles	-		1,142,000
Fair market value adjustment to common stock issued for advances on royalties earned and included in royalties expense	1,805		-
Gain on settlement of trade payables	(3,257,996)		-
Gain on settlement of contingent purchase price obligation	(908,210)		-
Gain on settlement of accrued litigation costs	(3,249,610)		-
Loss on settlement of registration rights penalty and warrant modification	111,497

Changes in operating assets and liabilities:
Accounts receivable	2,782,645		3,176,920
Inventories	3,248,536		2,235,552
Advances on royalties	(7,052,879)		(11,845,881)
Intellectual property licenses	-		(1,290,000)
Related party receivables	(1,302)		15,036
Prepaid expenses and other current assets	(122,810)		644,945
Other assets	-		11,102
Production advance payable	3,755,104		-
Accounts payable	(3,604,461)		(107,110)
Accrued royalties	2,115,557		(387,345)
Accrued expenses - related parties	137,515		215,723
Deferred revenues	(2,517,339)		(886,460)
Accrued expenses and other current liabilities	5,988,166		(1,305,245)

Total adjustments	4,866,050		8,954,774

Net cash used in operating activities	(961,475)		(3,251,878)

Cash flows from investing activities:
Purchases of property and equipment	(87,091)		(499,410)
Cash payments to effect acquisition, net of cash acquired	-		(247,543)
Change in restricted cash	742,199		(1,106,478)

Net cash provided by (used in) investing activities	655,108		(1,853,431)

Cash flows from financing activities:
Proceeds from line of credit	26,272,571		35,739,346
Repayments of line of credit	(27,792,469)		(35,241,212)
Repayments of long-term debt	(56,739)		(30,681)
Net (repayments of) proceeds from amounts due to shareholders	(232,440)		3,442
Net (repayments of) proceeds from amounts due to related parties	(122,845)		115,145
Proceeds from the issuance of Series A convertible preferred stock, net of cash offering costs	-		1,283,824
Proceeds from the issuance of secured subordinated convertible promissory notes	950,000		-
Proceeds from the exercise of common stock warrants	28,029		-
Proceeds from issuance of common stock	200,000		-

Net cash (used in) provided by financing activities	(753,893)		1,869,864

Effect of exchange rate changes on cash and cash equivalents	504,842		(211,280)

Net decrease in cash and cash equivalents	(555,418)		(3,446,725)
Cash and cash equivalents at beginning of year	648,311		4,095,036

Cash and cash equivalents at end of year	$92,893		$648,311

Supplemental cash flow information:
Cash paid during the year for interest	$559,916		$372,032
Cash paid during the year for taxes	$-		$62,888

Supplemental disclosure of non-cash activities:
Intellectual property licenses included in accrued expenses and other current liabilities	$-		$50,000
Purchase of land and building through the assumption of a mortgage note payable	$-		$500,000
Purchase of vehicle through the assumption of a note payable	$73,459		$58,100
Decrease in goodwill with respect to finalizing purchase price allocation	$55,423		$-
Advances on royalties paid with common stock	$1,020,000		$-
Fair market value adjustment to common stock issued for advances on royalties	$254,145		$-
Issuance of common stock in asset acquistion	$3,000,000	$
Warrants issued in connection with Gamecock acquisition	$-		$1,218,098
Contingent purchase price payment obligations related to Gamecock acquisition	$477,158		$876,053
Common stock and warrants issued for settlement of trade payables	$104,500		$-
Issuance of restricted stock	$11		$-
Conversion of preferred stock to common stock	$45		$-
Barter transaction in exchange for inventory	$-		$73,208
Common stock issued for settlement of contingent purchase price payment obligation	$245,000		$-
Release of restricted cash to videogame distributor	$798,000		$-

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)

Balance, June 30, 2008	12,984,833	$1,298	35,920,100	$3,592	$20,825,105	$(9,796,709)	$(150,040)	$10,883,246
Net loss	-	-	-	-	-	(12,206,652)	-	(12,206,652)
Foreign currency translation adjustment	-	-	-	-	-	-	(211,280)	(211,280)
Comprehensive loss	-	-	-	-	-	-	-	(12,417,932)

Issuance of Series A convertible preferred stock, net of offering costs	1,579,000	158	-	-	1,283,666	-	-	1,283,824
Conversion of preferred stock to common stock	(8,610,000)	(861)	8,610,000	861	-	-	-	-
Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	-	-	-	-	1,142,439	(1,142,439)	-	-
Compensatory restricted stock and stock options	-	-	-	-	741,618	-	-	741,618
Warrants issued in connection with acquisition	-	-	-	-	1,218,098	-	-	1,218,098

Balance, June 30, 2009	5,953,833	$595	44,530,100	$4,453	$25,210,926	$(23,145,800)	$(361,320)	$1,708,854
Net loss	-	-	-	-	-	(5,827,525)	-	(5,827,525)
Foreign currency translation adjustment	-	-	-	-	-	-	504,842	504,842
Comprehensive loss	-	-	-	-	-	-	-	(5,322,683)

Compensatory restricted stock and stock options	-	-	-	-	690,706	-	-	690,706
Issuance of restricted stock	-	-	113,500	11	(11)	-	-	-
Conversion of preferred stock to common stock	(450,000)	(45)	457,912	45	-	-	-	-
Advances on royalties paid with common stock	-	-	3,000,000	300	1,019,700	-	-	1,020,000
Valuation adjustment to common stock issued for advances on royalties	-	-	-	-	254,145	-	-	254,145
Issuance of common stock in asset acquisition	-	-	10,000,000	1,000	2,999,000	-	-	3,000,000
Issuance of common stock and warrants for settlement of trade payables	-	-	175,000	18	104,482			104,500
Issuance of common stock for services	-	-	100,000	10	94,990	-	-	95,000
Excercise of common stock purchase warrants	-	-	197,858	19	28,010	-	-	28,029
Issuance of common stock for settlement of contingent purchase price payment obligation	-	-	700,000	70	244,930	-	-	245,000
Issuance of common stock for cash	-	-	500,000	50	199,950	-	-	200,000
Modification of warrants for settlement of registration rights penalty	-	-	-	-	308,007	-	-	308,007

Balance, June 30, 2010	5,503,833	$550	59,774,370	$5,976	$31,154,835	$(28,973,325)	$143,522	$2,331,558

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is predicated upon, among other things, generating positive cash flows from operations, curing the default on the production advance payable, and the resolution of various contingencies.  On August 17, 2009, the Company entered into a unit production financing agreement with a producer relating to the production of certain games, of which the balance outstanding under this agreement was $3,755,104 at June, 30, 2010 (see Note 7).  The Company has failed to make the required payments under this agreement.  As a result, the production advance payable is currently in default and is accruing additional production fees at $0.009 per unit (based upon 382,000 units) for each day after November 15, 2009 (approximately $725,000 through June 30, 2010).  Management plans to maintain the Company’s viability as a going concern by:

•
attempting to expeditiously resolve its contingencies for amounts significantly less than currently accrued in order to reduce aggregate liabilities on the Company’s consolidated balance sheet and on payment terms manageable by the Company; and

•	reducing costs and expenses in order to reduce or eliminate losses.

The Company is seeking to raise additional capital through public and/or private placement offerings.  The ability of the Company to continue as a going concern is dependent upon the success of capital offerings or alternative financing arrangements and expansion of its operations.  If the Company is unsuccessful in raising additional capital from any of these sources, it will defer, reduce, or eliminate certain planned expenditures.  The Company will continue to consider other financing alternatives. There can be no assurance that the Company will be able to obtain any sources of financing on acceptable terms, or at all.

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

On July 12, 2010, the Company repaid in full the entire outstanding balance under the credit agreement as a result of entering into a factoring agreement with Rosenthal & Rosenthal, Inc. (the “Factor”) (see Note 26, Subsequent Events for further discussion).

The Company expects to draw on the factoring agreement during fiscal 2011 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements.  As the factoring agreement is a demand note and subject to termination with 60 days notice, management can give no assurances that funds will be available to settle current liabilities as they become due. Ultimately, failure to obtain additional financing could jeopardize the Company’s ability to continue as a going concern.

On July 16, 2010, the Company entered into a Securities Purchase Agreement with CNH Diversified Opportunities Master Account, L.P., CNH CA Master Account, L.P., AQR Diversified Arbitrage Fund and Terry Phillips, the Company’s chairman, for the sale of $5,500,000 of senior secured convertible notes and warrants.  Mr. Phillips’ Note was issued in exchange for a junior secured convertible note originally issued to him on April 30, 2010 (see Note 9).  The Company received $5.0 million in cash for $5.0 million of the senior secured convertible notes and exchanged a $500,000 prior junior secured convertible note for $500,000 of the senior secured convertible notes (see Note 26, Subsequent Events for further discussion).

On August 31, 2010, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended Purchase Agreement”), pursuant to which it sold an aggregate of $2.0 million of a new series of senior secured convertible promissory notes (the “Additional Notes”) to AQR Opportunistic Premium Offshore Fund, L.P., Advanced Series Trust, solely on behalf of the AST Academic Strategies Asset Allocation Portfolio, and Terry Phillips, SouthPeak’s chairman (collectively, the “Additional Note Buyers”).  The Company received $2.0 million in cash for $2.0 million of the Additional Notes, of which $200,000 was paid by Terry Phillips, the Company’s chairman (see Note 26, Subsequent Events for further discussion).

On September 20, 2010, the Company entered into a purchase order financing arrangement with Wells Fargo Bank, National Association (“Wells Fargo”), for up to a maximum of $2.0 million, to provide funding for the development and production of games (Note 26, Subsequent Events for further discussion).

Principles of Consolidation

The consolidated financial statements include the accounts of SouthPeak Interactive Corporation, and its wholly-owned subsidiaries SouthPeak Interactive, L.L.C., SouthPeak Interactive, Ltd., Vid Sub, LLC, Gone Off Deep, L.L.C. and Gamecock Media Europe Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of advances on royalties, intellectual property licenses and intangibles, valuation of inventories, realization of deferred income taxes, the adequacy of allowances for sales returns, price protection and doubtful accounts, accrued and contingent liabilities, the valuation of stock-based transactions and assumptions used in the Company’s goodwill impairment test.  These estimates generally involve complex issues and require the Company to make judgments, involve analysis of historical and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates.

Concentrations of Credit Risk, Major Customers and Major Vendors

The financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash balances with financial institutions and accounts receivable. At various times during the years ended June 30, 2010 and 2009, the Company had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at a financial institution in the United States; and in excess of the Financial Services Compensation Scheme (“FSCS”) limit at a financial institution in the UK.

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

The Company has two customers, Wal-Mart and GameStop, that accounted for 19% and 18%, respectively, of consolidated gross revenues for the year ended June 30, 2010.   GameStop, Wal-Mart, and Atari accounted for 29%, 15% and 10%, respectively, of consolidated gross accounts receivable at June 30, 2010.  For year ended June 30, 2009, Wal-Mart and GameStop accounted for 18% and 16%, respectively, of consolidated gross revenues.  Navarre Corporation, GameStop, and Wal-Mart accounted for 20%, 17% and 15%, respectively, of consolidated gross accounts receivable at June 30, 2009.

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

Amounts incurred related to these three vendors as of and for the years ended June 30, 2010 and 2009 are as follows:

	Cost of Goods Sold — Products For the years ended June 30,		Accounts Payable As of June 30,
	2010	2009	2010	2009

Microsoft	$4,036,722	$2,645,797	$158,592	$142,329
Nintendo	$7,737,416	$8,202,395	$-	$-
Sony	$881,832	$1,693,880	$449,042	$12,493

In addition, the Company has purchased a significant amount of video games for resale for such platforms from a single supplier. Such purchases amounted to $1,392,524 and $4,191,109 in “cost of goods sold - product costs” for the years ended June 30, 2010 and 2009, respectively. Amounts included in accounts payable for this vendor at June 30, 2010 and 2009 totaled $1,376,209 and $8,652,019, respectively.

Fair Values of Financial Instruments

The recorded amounts of the Company’s cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair values principally because of the short-term nature of these items.  The fair value of the Company’s long-term obligations, the majority of which are carried at a variable rate of interest, are estimated based on the current rates offered to the Company for obligations of similar terms and maturities. Under this method, the Company’s fair value of long-term obligations was not significantly different than the carrying values at June 30, 2010 and 2009.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

Restricted Cash

Restricted cash relates to deposits held as cash collateral for the line of credit and funds held in escrow pending resolution of an outstanding litigation matter.

At June 30, 2010 and 2009, restricted cash consisted of the following:

	2010	2009

Cash collateral for the line of credit (See Note 6)	$-	$742,199
Funds held in escrow pending resolution of litigation (See Note 24), of which $265,919 is included as a liability at June 30, 2009	-	503,383

Total	$-	$1,245,582

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

At June 30, 2010 and 2009, accounts receivable allowances consisted of the following:

	2010	2009

Sales returns	$2,634,097	$1,294,082
Price protection	2,257,171	4,998,622
Doubtful accounts	771,442	874,645
Defective items	38,221	47,635

Total allowances	$5,700,931	$7,214,984

Inventories

Inventories are stated at the lower of average cost or market. Management regularly reviews inventory quantities on hand and in the retail channel and records a provision for excess or obsolete inventory based on the future expected demand for the Company’s games. Significant changes in demand for the Company’s games would impact management’s estimates in establishing the inventory provision.  Inventory costs include licensing fees paid to platform proprietors. These licensing fees include the cost to manufacture the game cartridges. These licensing fees included in “cost of goods sold - product costs” amounted to $12,655,970 and $12,542,072, for the years ended June 30, 2010 and 2009, respectively. Licensing fees included in inventory at June 30, 2010 and 2009 totaled $273,166 and $920,747, respectively.

Advances on Royalties

The Company utilizes independent software developers to develop its games in exchange for payments to the developers based upon certain contract milestones. The Company enters into contracts with the developers once the game design has been approved by the platform proprietors and is technologically feasible.  Accordingly, the Company capitalizes such payments to the developers during development of the games. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owed to the developer from future sales of the game. Any pre-release milestone payments that are not prepayments against future royalties are expensed to “cost of goods sold - royalties” in the period when the game is released. Capitalized royalty costs for those games that are cancelled or abandoned are charged to “cost of goods sold - royalties” in the period of cancellation.  Capitalized costs for games that are cancelled or abandoned prior to product release are charged to “cost of goods sold - royalties” in the period of cancellation. The costs were $-0- and $202,562 and for the years ended June 30, 2010 and 2009, respectively.

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

Internal-use Software

The Company capitalizes direct costs of materials and services used in the development of internal-use software.  Amounts capitalized are amortized on a straight-line basis over a period of three to five years and are reported as a component of computer equipment and software within property and equipment, net.  Unamortized computer software costs as of June 30, 2010 and 2009 are $54,834 and $74,617, respectively.  Amortization expense of computer software costs are $41,724 and $34,330 for the years ended June 30, 2010 and 2009, respectively.

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

Assessment of Impairment of Assets

Current accounting standards require that the Company assess the recoverability of purchased intangible assets subject to amortization and other long-lived assets whenever events or changes in circumstances indicate the remaining value of the assets recorded on its consolidated balance sheets is potentially impaired. In order to determine if a potential impairment has occurred, management must make various assumptions about the estimated fair value of the asset by evaluating future business prospects and estimated cash flows. For some assets, the Company’s estimated fair value is dependent upon predicting which of its products will be successful. This success is dependent upon several factors, which are beyond the Company’s control, such as which operating platforms will be successful in the marketplace, market acceptance of the Company’s products and competing products. Also, the Company’s revenues and earnings are dependent on the Company’s ability to meet its product release schedules.

The Company accounts for goodwill using the provisions within ASC Topic 350. Under ASC Topic 350, goodwill is considered to have an indefinite life, and is carried at cost. Goodwill is not amortized, but is subject to an impairment test annually and in between annual tests when events or circumstances indicate that the carrying value may not be recoverable. The Company performs its annual impairment testing at June 30.  Impairment of goodwill is tested at the reporting unit level.  The Company has one reporting unit, because none of the components of the Company constitute a business for which discrete financial information is available and for which Company management regularly reviews the results of operations.

To determine the fair value of the reporting unit used in the first step, the Company uses a combination of the market approach, which utilizes comparable companies’ data and/or the income approach, or discounted cash flows. Each step requires management to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on the Company’s weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. The Company’s estimates for market growth, its market share, and costs are based on historical data, various internal estimates, and certain external sources, and are based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying business. The Company’s business consists of publishing and distribution of interactive entertainment software and content using both established and emerging intellectual properties, and its forecasts for emerging intellectual properties are based upon internal estimates and external sources rather than historical information and have an inherently higher risk of accuracy. If future forecasts are revised, they may indicate or require future impairment charges. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

The Company’s annual test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.  As of June 30, 2010, there was no impairment to goodwill.  The Company will continue to monitor its long-lived assets and goodwill for possible future impairment.

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

In December 2008, the Financial Accounting Standards Board ("FASB") issued ASC Topic 815 (formerly EITF 07-5, Determining Whether an instrument (or Embedded Feature) Is Indexed to an Entity 's Own Stock). ASC Topic 815 affects companies that have provisions in their securities purchase agreements (e.g. convertible instruments) that provide for the reset of the current conversion price based upon new issuances by companies at prices below the current conversion price of said instrument. Securities purchase agreements with such provisions will require the embedded derivative instrument to be bifurcated and separately accounted for as a derivative. Subject to certain exceptions, the Company's Series A convertible preferred stock provides for resetting the conversion price if the Company issues new common stock below $ 1.00 per share. ASC Topic 815 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted ASC Topic 815 on July 1, 2009. The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows as the reset conversion provision did not meet the definition of a derivative since it was not readily net-cash settled.

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

Convertible Preferred Stock with Detachable Warrants and Beneficial Conversion Feature

The Company accounts for the issuance of detachable stock purchase warrants in accordance with ASC Topic 470, whereby the Company separately measures the fair value of the detachable warrants and records such amounts as a deemed dividend over the period the warrants are outstanding.

In accordance with the provisions of ASC Topic 470, the Company allocates a portion of the proceeds received to the embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible preferred stock and the fair value of the underlying common stock on the date the convertible preferred stock was issued. Since the convertible preferred stock also had detachable stock purchase warrants, the Company first allocated the proceeds to the stock purchase warrants and the convertible preferred stock and then allocated the resulting convertible preferred stock proceeds between the beneficial conversion feature, which was accounted for as paid-in capital, and the initial carrying amount of the convertible preferred stock. The discount resulting from the beneficial conversion feature is recorded as a deemed dividend.

Registration Rights

Pursuant to the sale of Series A convertible preferred stock, the Company was obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the shares of its common stock within 30 days following the Company’s filing of its Form 10-K for the year ended June 30, 2008 but not later than October 15, 2008 (the “Filing Deadline”).

If the registration statement is not filed with the SEC by the Filing Deadline, the Company will make pro rata payments to each holder of Series A convertible preferred stock in an amount equal to .5% of the aggregate amount invested by such holder of Series A convertible preferred stock for each 30 day period (or portion thereof) for which no registration statement is filed.  In accordance with ASC Topic 825, the Company recognized a $196,510 liability at June 30, 2009 associated with the registration rights agreement.

On June 30, 2010, the Company entered into an Amendment to the Registration Rights Agreement (the “Amendment”) to the Registration Rights Agreement dated May 12, 2008 among the Company, and various investors holding a majority of the registrable securities, as defined in the Registration Rights Agreement.  In connection with the Amendment, the liquidated damages provisions were deleted, the previously accrued liability was eliminated, and the Company agreed to extend the expiration date of the Y warrants held by various investors holding a majority of the registrable securities one year to May 31, 2014.  The resulting modification was considered to be a cancellation of the original warrant agreements and the issuance of new warrant agreements. The impact to the consolidated financial statements was to record $308,007 of expense for the difference in the fair value of the new warrant agreements and the fair value of the original warrant agreements immediately prior to the modification based on the Black-Scholes option pricing model. In addition, the Company recorded a loss on settlement of registration rights penalty of $111,497 in the consolidated statements of operations for the year ended June 30, 2010.

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

Revenue Recognition

The Company recognizes revenue from the sale of video games upon the transfer of title and risk of loss to the customer. Accordingly, the Company recognizes revenue for software titles when (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable.  The Company’s payment arrangements with customers typically provide for net 30 and 60 day terms. Advances received for licensing and exclusivity arrangements are reported on the consolidated balance sheets as deferred revenues until the Company meets its performance obligations, at which point the revenues are recognized. Revenue is recognized after deducting estimated reserves for returns, price protection and other allowances. In circumstances when the Company does not have a reliable basis to estimate returns and price protection or is unable to determine that collection of a receivable is probable, the Company defers the revenue until such time as it can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

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

The Company records the gross amount of revenue under the arrangement as it is not acting as an agent for the principal in the arrangement as defined by ASC Topic 605.

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

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

Advertising

The Company expenses advertising sales promotion expenses as incurred, except for production costs associated with media advertising which are deferred and charged to expense the first time the related advertisement is run. The Company engages in cooperative marketing with certain retail channel partners. The Company accrues marketing and sales incentive costs when the revenue is recognized and such amounts are included in sales and marketing expense when there is an identifiable benefit for which the Company can reasonably estimate the fair value of the benefit; otherwise, they are recognized as a reduction of net revenues. In addition, during the year ended June 30, 2009, the Company engaged in an advertising barter transaction in which the Company sold inventory in exchange for marketing services and recorded the transaction based on the value of the asset transferred. Revenues and marketing expenses in the amount of $73,208 were recorded in accordance with ASC Topic 605.  Advertising expenses for the years ended June 30, 2010 and 2009 were $6,327,304 and $10,178,741, respectively, and are included in sales and marketing in the accompanying consolidated statements of operations.

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

Transaction Costs

Prior to the acquisition of SouthPeak Interactive, L.L.C., the Company was a non-operating public shell. Pursuant to Securities and Exchange Commission ("SEC") rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction, rather than a business combination. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization, and pro-forma information is not presented. Transaction costs incurred in the reverse acquisition were expensed.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other accumulated comprehensive income (loss). Realized transaction gains and losses are included in income in the period in which they occur, except on intercompany balances considered to be long-term. Transaction gains and losses on intercompany balances considered to be long-term are recorded in other accumulated comprehensive income (loss). Foreign exchange transaction gains (losses) included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended June 30, 2010 and 2009 amounted to $241,341 and $(45,676), respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is disclosed in the consolidated statements of shareholders’ equity. Foreign currency translation adjustments have been the only component of comprehensive loss to date. Accordingly, accumulated other comprehensive income (loss) is equal to the accumulated translation adjustment of $143,522 and ($361,320) at June 30, 2010 and 2009, respectively. The Company’s item of other comprehensive income (loss) is its foreign currency translation adjustment, which relates to investments that are considered permanent in nature and therefore do not require tax adjustments.

For the years ended June 30, 2010 and 2009, the Company’s comprehensive income (loss) was as follows:

	For the
	years ended June 30,
	2010	2009

Net loss	$(5,827,525)	$(12,206,652)
Change in foreign currency translation adjustment	504,842	(211,280)

Comprehensive income (loss)	$(5,322,683)	$(12,417,932)

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. While the Company has previously invested in certain assets that would be classified as "level 1", as of June 30, 2010, the Company does not hold any "level 1" cash equivalents that are measured at fair value on a recurring basis, nor does the Company have any assets or liabilities that are based on "level 2" or "level 3" inputs.

On February 23, 2010, the Company issued to the videogame publisher 3,000,000 shares of common stock, valued at $1,020,000, based on the fair market value of the Company’s common stock on the date the agreement was executed by the parties. The Company has capitalized such payment to the videogame publisher and the amount is marked-to-market on a quarterly basis.  The fair value of the advances on royalties is based entirely upon quoted market prices, which is a Level 1 input.  The Company recorded a $254,145 increase to the carrying amount of asset related to the periodic fair value remeasurement at June 30, 2010.  During the year ended June 30, 2009, 196,219 shares were earned and $68,519 was expensed to “cost of goods sold – royalties”, of which $1,805 related to the periodic fair value remeasurement.  As of June 30, 2010, 2,803,781 shares of common stock, valued at $1,205,626, based on the fair market value of the Company’s common stock were included advances on royalties.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies, continued

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for all periods.  Diluted earnings per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares outstanding, increased by common stock equivalents.  Common stock equivalents represent incremental shares issuable upon exercise of outstanding options and warrants, the conversion of preferred stock and the vesting of restricted stock. However, potential common shares are not included in the denominator of the diluted earnings (loss) per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.  Potentially dilutive securities including outstanding options, warrants, restricted stock, and the conversion of preferred stock amounted to 7,581,089 and 14,145,866 during the years ended June 30, 2010 and 2009, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentations. The reclassifications did not impact previously reported total assets, liabilities, shareholders’ equity or net loss.

Subsequent Events

Material subsequent events have been considered for disclosure and recognition through the filing date of these consolidated financial statements.

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

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” (formerly EITF 08-1), which amends the revenue recognition guidance for arrangements with multiple deliverables.  ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. It also eliminated the use of the residual value method for determining the allocation of arrangement consideration. ASU 2009-13 is effective for fiscal years beginning after June 15, 2010. Early adoption is permitted with required transition disclosures based on the period of adoption. The Company does not expect the adoption of the new guidance to have a significant impact on its consolidated financial statements as the majority of its revenues are driven from single element deliverables.

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

The amount of the contingent purchase price payment obligations (the “Gamecock Earn-Out”) has been added to the purchase price (i.e. goodwill).

The purchase price of Gamecock, adjusted from its initial purchase price and finalized on October 10, 2009, consists of the following items:

Fair value of 700,000 warrants to purchase common stock with an exercise price of $1.50 per share based on the closing date of the transaction, October 10, 2008	$1,033,164
Transaction costs	750,000

Total initial purchase consideration	$1,783,164

For services rendered in connection with the acquisition of Gamecock, the Company issued warrants with an exercise price of $1.50 to purchase 112,500 shares of the Company’s common stock, exercisable on or before October 10, 2013.  The warrants were valued at $166,044, the fair market value on the date of issuance, and were accounted for as a cost of the Gamecock acquisition.

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

The following table presents the gross and net balances, and accumulated amortization of the components of the Company’s purchased amortizable intangible assets included in the acquisition as of June 30, 2010:

		Accumulated
	Gross	Amortization	Net

Royalty agreements (Advances on royalties)	$3,424,000	$2,754,000	$670,000
Intangible assets, net
Game sequel titles	$1,142,000	$1,142,000	$-
Non-compete agreements	200,000	200,000	-
Distribution agreements	40,000	22,975	17,025

Total intangible assets, net	$1,382,000	$1,364,975	$17,025

Intangible assets and goodwill are expected to be tax deductible.  During the year ended June 30, 2009, the Company incurred an impairment charge of $1,142,000 related to write-off of acquired game sequel titles due to the underperformance of the acquired titles.

Amortization expense for the years ended June 30, 2010 and 2009 was $26,785 and $196,190, respectively.

The estimated future decreases (increases) to net income (loss) from the amortization of the finite-lived intangible assets are the following amounts:

Year ending June 30,
2011	$13,333
2012	$3,692

The weighted average estimated amortization period as of June 30, 2010 is 15 months.

As of June 30, 2010, a total of $1,353,211, which may be netted contractually against adjustments for excess payables, as defined pursuant to the Gamecock Agreement, of the Gamecock Earn-Out has been achieved and was recorded as goodwill in the consolidated balance sheets.

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

For the year ended June 30, 2009

Pro forma net revenues	$48,109,355
Pro forma net loss	(45,563,382)
Pro forma net loss per share—basic	(1.23)
Pro forma net loss per share—diluted	(1.23)

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

Gain on Settlement of Earn-Out

Pursuant to the terms of the Gamecock Agreement, the Company was obligated to pay the Seller 7% of the future revenues from sales of certain Gamecock games, net of certain distribution fees and advances.  On March 3, 2010, the Company settled this contingent purchase price payment obligation in exchange for the issuance to the Seller of 700,000 shares of common stock (which were valued at $245,000 based on the fair market value of the Company’s common stock on the settlement date) and the payment of $200,000 in cash.  In connection with the settlement, the warrant to purchase 700,000 shares of the Company’s common stock was cancelled. Under the settlement agreement, the Company and Seller agreed to settle all current and future claims against one another. The Company had previously accrued $1,353,211 for the contingent purchase price payment to the Seller within accrued expenses and other current liabilities. As a result of the settlement, for the year ended June 30, 2010, the Company has recognized a gain on settlement of contingent purchase price obligation of $908,210 in the accompanying consolidated statements of operations.

3. Inventories

At June 30, 2010 and 2009, inventories consist of the following:

	2010	2009

Finished goods	$1,085,433	$3,858,518
Purchased parts and components	125,868	601,319

Total	$1,211,301	$4,459,837

During the years ended June 30, 2010 and 2009, inventory was written down in the amount of $138,237 and $-0-, respectively.

4. Property and Equipment, net

At June 30, 2010 and 2009, property and equipment, net was comprised of the following:

	2010	2009

Land	$544,044	$544,044
Building and leasehold improvements	1,496,099	1,496,147
Computer equipment and software	774,361	719,621
Office furniture and other equipment	440,424	353,406
	3,254,928	3,113,218

Less: accumulated depreciation and amortization	586,936	359,079

Property and equipment, net	$2,667,992	$2,754,139

Depreciation and amortization expense for the years ended June 30, 2010 and 2009 was $242,450 and $181,963, respectively.

5. Intellectual Property Licenses

On August 28, 2007, the Company contracted to use copyrighted images in a game that a third party developer developed for the Company for a total cost of $100,000. In addition, on October 29, 2007, the Company contracted to license software that would be used in the development of games by third parties for a total cost of $2,685,000 to be paid within 18 months. At June 30, 2010 and 2009, the Company has accrued $135,000 related to these contracts, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Amortization expense was $411,243 and $454,437 for the years ended June 30, 2010 and 2009, respectively, which was recorded as “cost of goods sold – intellectual property licenses”.  As of June 30, 2010 and 2009, accumulated amortization was $867,143 and $456,147, respectively.

Amortization expense for these assets is anticipated to be $384,000 per year through fiscal 2015.

In July 2009, the Company adopted a new standard which provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by the Company’s intent and/or ability to renew or extend the arrangement. The adoption of this standard did not impact the Company’s consolidated financial statements.

6. Line of Credit

The Company had a $8.0 million revolving line of credit facility with SunTrust Banks, Inc. (“SunTrust”) that was scheduled to mature on November 30, 2010.   As of June 30, 2010 and June 30, 2009, the Company’s borrowing base could not exceed 55% and 65%, respectively, of eligible accounts receivable plus $500,000. The line of credit bore interest at prime plus 1½%, which was 4.75% and 3.75% at June 30, 2010 and June 30, 2009, respectively.  SunTrust processed payments received on such accounts receivable as payments on the revolving line of credit. The line was collateralized by gross accounts receivable of approximately $1,861,000 and $8,673,000 at June 30, 2010 and June 30, 2009, respectively. The line of credit was further collateralized by personal guarantees, and pledge of personal securities and assets by two Company shareholders, one of whom is the Company’s chairman, and certain other affiliates. The agreement contained certain financial and non-financial covenants. At June 30, 2010, the Company was not in compliance with these covenants.

At June 30, 2010 and June 30, 2009, the outstanding line of credit balance was $3,830,055 and $5,349,953, respectively. At June 30, 2010 and June 30, 2009, the Company had $-0- and $-0-, respectively, available under its credit facility. For the years ended June 30, 2010 and 2009, interest expense relating to the line of credit was $220,910 and $211,063, respectively. There was $33,284 and $-0- of accrued interest at June 30, 2010 and 2009, respectively.

On July 12, 2010, the Company repaid in full the entire outstanding balance under the credit agreement as a result of entering into a factoring agreement with Rosenthal & Rosenthal, Inc. (the “factor”) (see Note 26, Subsequent Events for further discussion).

7. Production Advance Payable

On August 17, 2009, the Company entered into a unit production financing agreement with a producer relating to the production of certain games, of which the balance outstanding under this agreement was $3,755,104 at June 30, 2010.  Production fees relating to this production advance for the year ended June 30, 2010 totaled $1,141,382, and includes the production fees of $725,000 related to the default status of the production advance, as described in the subsequent paragraph.  These amounts are included in interest expense on the accompanying consolidated statements of operations. As of June 30, 2010, accrued and unpaid production fees totaled $1,000,392 and are included in accrued expenses and other current liabilities. The Company is obligated to pay approximately $103,000 of production fees for every month the full production advance is outstanding past its due date of November 15, 2009.  Pursuant to the agreement, the Company has assigned to the producer a portion of the net revenues related to the sale of certain games in Europe.

The Company has failed to make the required payments under this agreement.   Accordingly, the production advance payable is currently in default and is accruing production fees at $0.009 per unit (based upon 382,000 units) for each day after November 15, 2009 (approximately $725,000 through June 30, 2010).  Pursuant to the terms of the production financing agreement, the producer is free to exercise any rights in connection with the security interests granted.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,
	2010	2009

Accrued expenses	$1,700,208	$1,543,319
Reserve for marketing development funds (MDF)	344,210	217,485
Commissions	161,678	139,527
Guaranteed royalty payments	135,000	135,000
Accrued payroll and payroll taxes	266,740	83,484
Customer cash in advance deposits	31,793	44,548
Accrued interest	1,062,200	-
Other	79,882	255,737

	$3,781,711	$2,419,100

9. Secured Subordinated Convertible Promissory Notes

On April 29 and 30, 2010, the Company entered into a note purchase agreement pursuant to which the Company could issue up to $5.0 million of junior secured subordinated promissory notes (the “Junior Notes”) in one or more closings and each of the Company’s subsidiaries guaranteed the Company’s obligations under the Junior Notes.  Pursuant to the Note Purchase Agreement, the Company issued Junior Notes in the aggregate principal amount of $950,000 in private placements that closed on April 30, 2010 and May 6, 2010.  Of the Junior Notes issued on April 29 and 30, 2010, the Company’s Chairman, purchased $500,000.

The Junior Notes are due and payable in full on December 27, 2010 and bear interest at the rate of 10% per annum. The Junior Notes are secured by all of the assets of the Company and its subsidiaries and the indebtedness under the Junior Notes and the security interest granted by the Company and its subsidiaries in the Note Purchase Agreement are junior to the Company’s indebtedness to SunTrust Banks, Inc., the Company’s senior lender, and the indebtedness held by any future senior lender of the Company or its subsidiaries.  The principal and accrued interest outstanding under each Junior Note is convertible, in whole or in part, at the option of its holder into shares of the Company’s common stock at a price per share of $0.45 per share.

The Company has evaluated the conversion feature of the Junior Notes and determined that there is no beneficial conversion feature as the conversion price of $0.45 per share was greater than the fair value of the stock at the time of issuance.

The interest expense incurred for the year ended June 30, 2010 related to the Junior Notes was $15,548. There was $15,548 of accrued interest at June 30, 2010.

10. Long-term Debt

At June 30, 2010 and 2009, long-term debt was comprised of the following:

	2010	2009
Mortgages payable
First National Bank	$1,013,964	$1,039,078
Southwest Securities, FSB	479,000	493,437
Vehicle notes payable	113,567	57,296

Total debt	1,606,531	1,589,811
Less current portion	65,450	50,855

Total long-term debt	$1,541,081	$1,538,956

On January 30, 2009, the Company purchased a building in Grapevine, Texas for $625,000.  In connection with the purchase, the Company entered into a five year mortgage with a financial institution in the amount of $500,000.  The interest rate on the mortgage adjusts daily to prime plus 1.0% (5.5% at June 30, 2010).  Principal and interest are payable in monthly installments of $3,439 beginning February 28, 2009 and continuing until January 28, 2014 when the entire balance of principal and accrued interest is due and payable.  The mortgage is secured by the land and building. The Company’s chairman has personally guaranteed the mortgage note.

On October 4, 2007, the Company purchased a building and land in Grapevine, Texas for $1,175,000. This building is being used by the Company as office space. In connection with the purchase, the Company entered into a 20 year mortgage with a financial institution in the amount of $1,068,450. The interest rate on the mortgage is fixed at 7.5% until March 2013 and will adjust every five years to prime minus ¼%. The monthly principal and interest payment is $8,611 with interest only payments for the first six months. The mortgage is secured by the purchased land and building. Two shareholders of the Company, one of whom is the Company’s chairman, have personally guaranteed the mortgage note.

The Company has entered into various note agreements for the purchase of vehicles used in its business. The notes bear interest at rates between 0.0% and 7.34%, require monthly payments of principal and interest and are generally secured by the specific vehicle being financed. The notes have original terms of five years.

The interest expense incurred for the years ended June 30, 2010 and 2009 related to long-term debt was $108,876 and $91,004, respectively.

The scheduled maturities of the long-term debt as of June 30, 2010 are as follows:

Year ending June 30,
2011	$65,450
2012	68,992
2013	73,346
2014	489,277
2015	48,981
Thereafter	860,485

Total	1,606,531

Less: current maturities	65,450

Long-term debt, net of current portion	$1,541,081

11. Related Party Transactions

For all periods presented, the Company had the following related party transactions.

Related party receivables

Related party receivables consist primarily of short-term advances to employees. No allowance has been provided due to the short-term nature and recoverability of such advances.

Also included in related party receivables at June 30, 2010 is a receivable attributed to lease income. The Company leases certain office space to a company whose shareholders are also shareholders of the Company, one of whom is the Company's chairman.  At June 30, 2010 and 2009, $7,815 and $-0-, respectively, was owed to the Company and is included in related party receivables.  See Leases – Related Parties within Note 11 for further details.

Due to Shareholders

During the year ended June 30 2009, the Company’s chairman advanced the Company $307,440. The advance was unsecured, payable on demand and non-interest bearing.  At June 30, 2009, the amount due was $232,440.  The amount was repaid in full during the year end June 30, 2010.

Due to Related Parties

During the year ended June 30, 2009, the Company collected sales commissions totaling $226,216 on behalf of an affiliate of two shareholders of the Company, one of whom is the Company's chairman.  At June 30, 2009, $113,499 remained payable to the affiliate and is included in due to related parties in the accompanying consolidated balance sheets. The amount was repaid in full during the year end June 30, 2010.

During the years ended June 30, 2010 and 2009, the Company expensed $26,400 and $78,562, respectively, related to broadband usage from an internet service provider partially owned by two shareholders of the Company, one of whom is the Company's chairman, of which $2,200 and $11,546 remained as a payable to the affiliate and is included in due to related parties in the accompanying consolidated balance sheets at June 30, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

During the year ended June 30, 2009, the Company expensed $12,927 related to purchases from an import company partially owned by the Company's chairman, of which no amounts were outstanding at June 30, 2009.  This amount is included in general and administrative expenses in the accompanying consolidated statements of operations.

Accrued Expenses - Related Parties

Accrued expenses - related parties as of and for the years ended June 30, 2010 and 2009 are as follows:

	2010	2009

Balance at July 1	$221,493	$14,061
Expenses incurred:
Rent	110,000	100,250
Commissions	551,932	916,039
Less: amounts paid	(561,144)	(808,857)

Balance at June 30	$322,281	$221,493

The Company incurred sales commissions for the marketing and sale of video games with four affiliates of the Company's chairman.  Sales commissions for the years ended June 30, 2010 and 2009 were $551,932 and $916,039, respectively.  These amounts are included in sales and marketing in the accompanying consolidated statements of operations.

Leases - Related Parties

The Company leases certain office space from a company whose shareholders are also shareholders of the Company, one of whom is the Company’s chairman.  Related party lease expense was $110,000 and $100,250 for the years ended June 30, 2010 and 2009, respectively.  These amounts are included in the general and administrative expense in the accompanying consolidated statements of operations. The lease expires on December 31, 2010.

The Company leases certain office space to a company whose shareholders are also shareholders of the Company, one of whom is the Company's chairman.  Related lease income was $15,630 and $15,636 for years ended June 30, 2010 and 2009, respectively.  These amounts are included in general and administrative expense in the accompanying consolidated statements of operations.  The lease expires on December 31, 2010.

Revenue – Related Parties

The Company sold units of older, slow-moving video games to a company partially owned by the Company’s chairman and chief executive officer.  Related party revenue was $3,481 for the year ended June 30, 2010.  This amount was included in net revenue in the accompanying consolidated statements of operations.

12. Product Sales and Geographic Information

The Company operates in one reportable segment in which it is a publisher and distributor of interactive entertainment software for home video consoles, handheld platforms and personal computers. The Company’s published games have accounted for a significant portion of the net revenues of the Company. Net revenues by product groups are as follows:

	Console	Hand-held	PC	Other	Total
For the year ended
June 30, 2010	$17,400,334	$17,158,740	$5,740,065	$-	$40,299,139
June 30, 2009	$25,263,570	$19,378,357	$2,707,505	$(69,738)	$47,279,694

Geographic information is based on the location of the selling entity. Geographic information regarding net revenues for the year ended June 30, 2010 and 2009 is as follows:

	North America	Europe	Other	Consolidated
As of and for the year ended June 30, 2010
Net revenues	$32,560,862	$6,989,875	$748,402	$40,299,139
Long-lived assets	13,402,417	251,385	-	13,653,802

As of and for the year ended June 30, 2009
Net revenues	$41,980,819	$4,273,463	$1,025,412	$47,279,694
Long-lived assets	13,470,407	304,157	-	13,774,564

13. Commitments

The total future minimum commitments as of June 30, 2010 are as follows:

	Software	Office
	Developers	Lease	Total
For the year ending June 30,

2011	$6,802,970	$85,867	$6,888,837
2012	–	30,867	30,867
2013	–	28,294	28,294

Total	$6,802,970	$145,028	$6,947,998

Developer of Intellectual Property Contracts

The Company regularly enters into contractual arrangements with third parties for the development of games as well as the rights to license intellectual property. Under these agreements, the Company commits to provide specified payments to a developer or intellectual property holders, based upon contractual arrangements, and conditioned upon the achievement of specified development milestones. These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recouped against future royalties earned by the developers based on the sale of the related game. “Cost of goods sold - royalties” amounted to $12,383,362 and $9,654,810 for the years ended June 30, 2010 and 2009, respectively.

Lease Commitments

In January 2008, the Company entered into a new four year lease for its United Kingdom office, with a yearly rent of approximately $30,000 plus value added tax (VAT). Office rent expense for the years ended June 30, 2010 and 2009 was $32,163 and $50,902, respectively.

The Company entered into a non-cancelable operating lease with an affiliate, on January 1, 2008, for offices located in Midlothian, Virginia. The lease provided for monthly payments of $7,542 for the first 12 months and increased to $9,167 in January 2009 for the remaining 24 months. Office rent expense for the years ended June 30, 2010 and 2009 was $110,000 and $100,250, respectively.

Solicitation Services

Prior to the acquisition of SouthPeak Interactive, L.L.C., the Company engaged HCFP/Brenner Securities, LLC (“HCFP”), on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Class W and Class Z warrants. In consideration for solicitation services, the Company agreed to pay HCFP a commission equal to 5% of the exercise price for each Class W warrant and Class Z warrant exercised after April 18, 2007 if the exercise is solicited by HCFP. No services have been provided as of June 30, 2010.

For services rendered in connection with the acquisition of SouthPeak Interactive, L.L.C., the Company issued warrants with an exercise price of $1.00 to purchase 500,000 shares of the Company’s common stock, exercisable on or before April 25, 2013, to HCFP.

In exchange for investment banking services related to the sale of the Series A convertible preferred stock, the Company agreed to pay HCFP a fee consisting of, (a) cash in an amount equal to 6.5% of the gross proceeds received by the Company, including the conversion of indebtedness, (b) warrants with an exercise price of $1.00 per share to purchase a number of shares of common stock equal to 10% of the total number of shares of Series A convertible preferred stock issued by the Company (for which HCFP received 1,456,383 warrants to purchase shares of common stock during the year ended June 30, 2009), and (c) one Class Y warrant for every ten Class Y warrants issued in connection with the sale of Series A convertible preferred stock (for which HCFP received Y warrants to purchase 616,015 shares of common stock during the year ended June 30, 2009).  The fair value of the warrants was accounted for as a cost of the Series A convertible preferred stock offering (see Notes 4 and 5).

Employment Agreements

The Company has employment agreements with several members of senior management. The agreements, with terms ranging from approximately two to three years, provide for minimum salary levels, performance bonuses, and severance payments.

14. Capital Stock

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

Series A Convertible Preferred Stock

During the fiscal year ended June 30, 2009, the Company raised $1,579,000 in gross cash proceeds through the private placement of 1,579,000 shares of a newly designated class of Series A convertible preferred stock at a purchase price of $1.00 per share to a group of accredited investors.

The shares of Series A convertible preferred stock were initially convertible into common stock at a conversion price of $1.00 per share. In conjunction with the private placement, for every two shares of preferred stock purchased, each purchaser was entitled to exchange one Class W or Class Z warrant in exchange for one Class Y warrant. Each Class Y warrant entitles the holder to purchase a share of common stock for $1.50 per share. The expiration date for the Y warrants is May 31, 2013. During the fiscal year ended June 30, 2009, the Company issued 6,160,149 Class Y warrants in exchange for the cancellation of 4,689,950 Class W and 1,470,199 Class Z warrants (see Note 5).

The Company has accounted for the warrant exchange right similar to the issuance of detachable stock purchase warrants in accordance with ASC Topic 470, whereby the Company separately measured the fair value of the convertible preferred stock and the warrant exchange right and allocated the total proceeds in accordance with their relative fair value at the time of issuance.

In accordance with the provisions of ASC Topic 470, the Company allocated a portion of the proceeds received to the embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible preferred stock and the fair value of the underlying common stock on the date the convertible preferred stock was issued. Since the convertible preferred stock also had detachable stock purchase warrants, the Company first allocated the proceeds to the stock purchase warrants and the convertible preferred stock and then allocated the resulting convertible preferred stock proceeds between the beneficial conversion feature, which was accounted for as paid-in capital, and the initial carrying amount of the convertible preferred stock. During the year ended June 30, 2009, the discount resulting from the beneficial conversion feature was recorded as a deemed dividend in the amount of $1,142,439, representing the beneficial conversion feature of the Series A convertible preferred stock.

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

The Series A convertible preferred stock is convertible at the option of the holder into shares of common stock at a rate of $1.00 per share divided by the then-applicable conversion price. As of June 30, 2010 and 2009, the conversion price was $0.96 and $1.00, respectively, per share and the outstanding shares of Series A convertible preferred stock were convertible into 5,733,159 and 5,953,833, respectively, shares of common stock.

Subject to certain exceptions, the conversion price will be adjusted if the Company issues or sells shares of common stock or non-voting common stock (including options to acquire shares and securities convertible into or exchangeable for shares of common stock or non-voting common stock) without consideration or for a consideration per share less than the conversion price for of the Series A preferred stock in effect immediately prior to the issuance or sale.  In that event, the conversion price will be reduced to a conversion price (calculated to the nearest cent) determined by dividing (1) an amount equal to the sum of (a) the number of shares of common stock and non-voting common stock outstanding immediately prior to the issuance or sale (including as outstanding all shares of common stock and non-voting common stock issuable upon conversion of outstanding Series A convertible preferred stock) multiplied by the conversion price then in effect; plus (b) the consideration, if any, received by the Company upon the issuance or sale, by (2) the total number of shares of common stock and non-voting common stock outstanding immediately after such issuance or sale (including as outstanding all shares of common stock and non-voting common stock issuable upon conversion of outstanding Series A convertible preferred stock, without giving effect to any adjustment in the number of shares issuable by reason of such issue and sale).

If the Company issues or sells shares of common stock or non-voting common stock for cash, the cash consideration received will be deemed to be the amount received by the Company, without deduction for any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company. If the Company issues or sells shares of common stock or non-voting common stock for a consideration other than cash, the amount of the consideration other than cash received shall be deemed to be the fair value of such consideration as determined in good faith by the board, without deduction for any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company.

No adjustments to the conversion price are required for issuances of shares of common stock or non-voting common stock upon any conversion of Convertible Preferred Stock, or under the Company’s equity incentive plans.

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

Registration Rights

Pursuant to the sale of Series A convertible preferred stock, the Company was obligated to file a registration statement with the Securities Exchange Commission (“SEC”) covering the resale of the shares of its common stock within 30 days following the Company’s filing of its Form 10-K for the year ended June 30, 2008 but no later than October 15, 2008 (the “Filing Deadline”).

If the registration statement is not filed with the SEC by the Filing Deadline, the Company will make pro rata payments to each holder of Series A convertible preferred stock in an amount equal to .5% of the aggregate amount invested by such holder of Series A convertible preferred stock for each 30 day period (or portion thereof) for which no registration statement is filed.  In accordance with ASC Topic 825, the Company recognized a $196,510 liability at June 30, 2009 associated with the registration rights agreement.

15. Warrants to Purchase Common Stock

Prior to the acquisition of SouthPeak Interactive, L.L.C., the Company had issued Class W warrants to purchase 7,517,500 shares of its common stock, and Class Z warrants to purchase 6,137,500 shares of its common stock.  The Class W and Class Z warrants are subject to a registration rights agreement.  In connection with the sale of Series A convertible preferred stock, during the year ended June 30, 2009, the Company issued 6,160,149 Class Y warrants in exchange for 4,689,950 Class W warrants and 1,470,199 Class Z warrants.  The Company also issued 616,015 Class Y warrants to HCFP in exchange for investment banking services.

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

Each Class Y warrant issued is exercisable for one share of common stock. Except as set forth below, the Class Y warrants entitle the holder to purchase shares, on or before May 31, 2013, at $1.50 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events. As of June 30, 2010 and 2009, there were 6,776,164 Class Y warrants outstanding, including the 616,015 warrants to HCFP.

Each Class W warrant issued is exercisable for one share of common stock. Except as set forth below, the Class W warrants entitle the holder to purchase shares, on or before April 17, 2011, at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events. As of June 30, 2010 and 2009, there were 2,827,550 Class W warrants outstanding.

Each Class Z warrant issued is exercisable for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares, on or before April 17, 2013, at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events. As of June 30, 2010 and 2009, there were 3,271,151 and 4,667,301, respectively, Class Z warrants outstanding.

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

In connection with the Gamecock acquisition, the Company issued warrants to purchase an aggregate of 862,500 shares of common stock at an exercise price of $1.50 per share, and exercisable until October 10, 2013 as follows:

Warrants issued in connection with the purchase of the Gamecock acquisition (See Note 2), cancelled during 2010	700,000
Warrants issued in connection with the purchase of the remaining 4% minority interest in Gamecock (See Note 2)	50,000
Warrants issued to attorneys in connection with Gamecock acquisition (See Note 2)	100,000
Warrants issued to outside-consultant in connection with Gamecock acquisition (See Note 2)	12,500
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

On November 5, 2009, in connection with a settlement of trade payables (See Note 21), the Company issued 150,000 warrants to purchase common stock, which were valued on the settlement date, at $0.30 per share using the Black-Scholes option pricing model with assumptions of 3.57 years expected term (equivalent to contractual term), volatility of 170.76%, 0% dividend yield, 2.35% risk-free interest rate, and stock price of $0.34 per share.

On March 3, 2010, in connection with the settlement of the contingent purchase price payment obligation (See Note 2), the warrant to purchase 700,000 shares of the Company’s common stock was cancelled.

On May 5, 2010, the Company entered into a stock purchase agreement pursuant to which the Company could issue shares of its common stock in one or more closings to persons who are accredited investors and holders of the Company’s Class W warrants and Class Z warrants.  Pursuant to the stock purchase agreement, purchasers can utilize Class W warrants and Class Z warrants tendered to the Company for cancellation as payment of the purchase price for the shares of common stock.  There is no minimum number of Class W warrants or Class Z warrants that must be offered to the Company as payment for shares of common stock and there is no limit to the number of Class W warrants or Class Z warrants that the Company may accept.  The Company shall issue one share of its common stock in exchange for the following:

▪	six Class Z warrants and $0.15;
▪	25 Class Z warrants; or
▪	100 Class W warrants and $0.25.

On May 5, 2010, the Company completed the first closing of a private placement of its common stock pursuant to the stock purchase agreement.  At the closing, the Company issued 197,858 shares of its common stock to four purchasers in exchange for the cancellation of 1,396,150 Class Z warrants and $28,029 in cash.

On June 30, 2010, the Company entered into an Amendment to the Registration Rights Agreement (the “Amendment”) to the Registration Rights Agreement dated May 12, 2008 among the Company, and various investors holding a majority of the registrable securities, as defined in the Registration Rights Agreement.  In connection with the Amendment, the liquidated damages provisions were deleted and the Company agreed to extend the expiration date of the Y warrants held by various investors holding a majority of the registrable securities one year to May 31, 2014.  The resulting modification was considered to be a cancellation of the original warrant agreements and the issuance of new warrant agreements. The accounting impact was to record $308,007 of expense for the difference in the fair value of the new warrant agreements and the fair value of the original warrant agreements immediately prior to the modification based on the Black-Scholes option pricing model. The Company recorded a non-cash loss on settlement of registration rights penalty of $111,497 in the consolidated statement of operations for the year ended June 30, 2010.

16. Income Taxes

The provision for income taxes consists of the following for the years ended June 30, 2010 and 2009:

	2010	2009
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred:
Federal	(2,711,826)	(3,846,931)
State	(628,919)	(893,751)
Foreign	-	-
	(3,340,745)	(4,740,682)
Other:
Change in valuation allowance	3,340,745	4,740,682

Income tax expense	$-	$-

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

16. Income Taxes, continued

A reconciliation of the statutory rate and the effective tax rate for the years ended June 30, 2010 and 2009 is as follows:

	2010	2009
Statutory rate	35.00%	35.00%
Permanent differences	(0.46)%	(0.64)%
State income taxes—net of federal benefit	4.80%	4.80%
Change in valuation allowance	(39.34)%	(39.16)%

	0.00%	0.00%

Income taxes payable consists of the following at June 30, 2010 and 2009:

	2010	2009
Current:
Federal	$-	$-
State	-	-

Income taxes payable	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities at June 30, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
Bad debt reserves	$181,407	$348,878
Allowance for sales returns and price protection	489,705	1,937,634
Net operating loss carryforwards	8,474,067	2,019,608
Share based compensation	345,667	295,817
Accrued expenses and other	-	22,587
Other intangibles	99,032	71,874
Other	230	-
Foreign currency fluctuations	201,905	-
A Acquired game sequel titles not currently deductible	455,430	1,286,532

	$10,247,443	$5,982,930
Less—valuation allowance	(8,956,048)	(5,615,303)

Net deferred tax assets	$1,291,395	$367,627

Deferred tax liabilities:
Royalty advances	$683,401	$-
Depreciation and amortization	86,069	61,703
Prepaid and accrued expenses	83,411	42,956
Amortization of goodwill	438,514	199,176
Foreign currency fluctuations	-	63,792

Net deferred tax liabilities	$1,291,395	$367,627

Net deferred tax assets	$-	$-

As of June 30, 2010 and 2009, the Company has recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets though future taxable income. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed.

At June 30, 2010, the Company had federal and state net operating loss carryforwards of approximately $17,311,907 which will expire at various dates beginning in 2026, if not utilized.

The operations of the Company in the United Kingdom (“UK”) are subject to income tax by the UK. However, because of the history of losses in the UK operations, the Company has not paid any tax to the UK, and at June 30, 2010 and 2009, the Company had foreign net operating loss carryforwards of approximately $3,973,000 and $765,000, respectively.

The Company does not have any significant unrecognized tax benefits. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company did not have any material accrued interest or a penalty associated with any unrecognized tax benefits, nor was any material interest expense recognized during the year ended June 30, 2010.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and the UK.  The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject, including U.S. and non-U.S. locations. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

17. Stock-based Compensation

In May 2008, the Company’s board of directors and its shareholders approved the 2008 Equity Incentive Compensation Plan (the “2008 Plan”) for the grant of stock awards, including restricted stock and stock options, to officers, directors, employees and consultants.  The 2008 Plan expires in May 2018. Shares available for future grant as of June 30, 2010 and 2009 were 919,372 and 2,924,200, respectively, under the 2008 Plan.

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

The assumptions used in the Black-Scholes option pricing model to value the Company’s option grants were as follow:

	For the year ended June 30, 2010	For the year ended June 30, 2009

Risk-free interest rate	2.20 – 2.97%	1.65 – 4.01%
Weighted-average volatility	156 – 166%	58 – 112%
Expected term	5.5 – 9.0 years	5-10 years
Expected dividends	0.0%	0.0%
Estimated forfeiture rate	5.0%	5.0%

The following table summarizes the stock-based compensation expense resulting from stock options and restricted stock in the Company’s consolidated statements of operations:

	For the year ended June 30, 2010	For the year ended June 30, 2009
Sales and marketing	$95,709	$92,299
General and administrative	594,997	649,319
Total stock-based compensation expense	$690,706	$741,618

As of June 30, 2010, the Company’s unrecognized stock-based compensation for stock options issued to employees and non-employee directors was approximately $585,573 and will be recognized over a weighted average of 1.7 years. The Company estimated a 5.0% forfeiture rate related to stock-based compensation expense calculated for employees and non-employee directors.

The following table summarizes the Company’s stock option activity for employees, non-employee directors, and non-employees for the year ended June 30, 2010:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2009	1,960,300	$1.69	-	$-
Activity for the year ended June 30, 2010
Granted	1,207,000	0.46	-	-
Exercised	-	-	-	-
Forfeited, cancelled or expired	(285,172)	1.78	-	-
Outstanding as of June 30, 2010	2,882,128	$1.16	8.81	$81,000
Exercisable as of June 30, 2010	998,058	$1.76	8.31	$-
Exercisable and expected to be exercisable	2,711,942	$1.20	8.78	$70,465

Included in the above table are options to purchase 710,000 shares of common stock granted to non-employees.  The options were granted at prices ranging from $0.81 to $2.30 per share and vest over a 36 month period.

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price ($0.43 per share) as of June 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted average fair value of stock options granted to employees and non-employee directors during the year ended June 30, 2010 was $0.46 per share.

The following table summarizes the Company’s restricted stock activity for the year ended June 30, 2010:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of June 30, 2009	115,500	$2.14
Activity for the year ended June 30, 2010
Granted	1,085,000	0.37
Vested	113,500	2.16
Forfeited, cancelled or expired	2,000	1.20
Outstanding as of June 30, 2010	1,085,000	$0.37
Vested as of June 30, 2010	113,500	$2.16

As of June 30, 2010, the Company’s unrecognized stock-based compensation for restricted stock issued to employees and non-employee directors was approximately $283,734 and will be recognized over a weighted average of 2.34 years.

18. Employee Savings Plan

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

19. Restructuring

The Company implemented an organizational restructuring as a result of the Gamecock acquisition described in Note 2. This organizational restructuring is to integrate different operations to create a streamlined organization within the Company.

The primary goals of the organizational restructuring were to rationalize the title portfolio and consolidate certain corporate functions so as to realize the synergies of the Gamecock acquisition.

Upon the consummation of the Gamecock acquisition, the Company has commenced the organizational restructuring activities, focusing first on North American and European staff as well as redundant premises.  The Company communicated to the North America and United Kingdom redundant employees and ceased use of certain offices under operating lease agreements. The following table details the amount of restructuring reserves included in accrued expenses and other current liabilities in the consolidated balance sheets at June 30, 2010 and 2009:

		Facilities
	Severance(1)	Costs(1)	Total
Restructuring charges (charged to expense)	$562,761	$76,449	$639,210
Utilization (cash paid or otherwise settled) (2)	529,120	76,449	605,569

Balance at June 30, 2009	$33,641	$-	$33,641

Restructuring charges (charged to expense)	-	-	-
Utilization (cash paid or otherwise settled) (2)	33,641	-	33,641

Balance at June 30, 2010	$-	$-	$-

(1)	Accounted for in accordance with ASC Topic 420.
(2)	Utilization represents the amount of cash paid to settle restructuring liabilities incurred.

20. Contingencies

On October 27, 2008, Gamecock was served with a demand for arbitration by a developer alleging various breaches of contract related to a publishing agreement entered into between Gamecock and the developer on December 12, 2007. The developer is seeking an award of $4,910,000, termination of the agreement, exclusive control of the subject videogame, and discretionary interest and costs. Gamecock has responded stating that the developer’s attempts to terminate the publishing agreement constitute wrongful termination of the agreement and breach of the agreement. Gamecock has also filed a counterclaim against the developer seeking the return of approximately $5.9 million in advances on royalties in the event the publishing agreement is terminated.  The developer has filed a supplemental demand for arbitration concerning royalty payments due under a separate publishing agreement and is seeking an award of $41,084.  An arbitration scheduled for January 2010 has been put on hold pending possibility of settlement.  As of June 30, 2010, the Company believes it has accrued sufficient amounts to cover potential losses related to this matter.  The Company’s management currently believes that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, legal issues are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of this matter could have a material adverse effect on the Company’s consolidated financial position and the results of operations in the period in which any such effect is recorded.

On March 12, 2009, the Company, Gamecock, SouthPeak Interactive, Ltd. and Gamecock Media Europe, Ltd. were served with a complaint by a videogame distributor alleging a breach of contract and other claims related to a publishing and distribution agreement, or the Distribution Agreement, entered into between Gamecock Media Europe, Ltd. and the videogame distributor in January 2008. Judgment in the amount of $4,590,000 was obtained , most of which was assessed against Gamecock.   The Company thereafter acquired a claim against CDV giving the Company a claimed right of set-off against CDV which allowed the Company to eliminate the judgment as a liability in the year ended June 30, 2010.  CDV subsequently went into receivership and an agreement among the Company, the receiver and other parties confirmed the elimination of the judgment as a liability (see Note 24).

In February 2010, the Company, SouthPeak Interactive, L.L.C., and Gamecock were served with a complaint by TimeGate Studios, Inc., or TimeGate, alleging various breach of contract and other claims related to a publishing agreement, or the Publishing Agreement, entered into between Gamecock and TimeGate in June 2007.  TimeGate is seeking the return of all past and future revenue generated from the videogame related to the Publishing Agreement, an injunction against the Company and its subsidiaries, damages to be assessed, and discretionary interest and costs. Based upon the current status of this claim, the Company is of the opinion that it has limited or no exposure in connection with this claim.

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

Other than the foregoing, the Company is engaged in litigation incidental to the Company’s business to which the Company is a party.  While the Company cannot predict the ultimate outcome of these various legal proceedings, it is management’s opinion that, individually, the resolution of these matters should not have a material effect on the consolidated financial position or results of operations of the Company. As of June 30, 2010, the Company has accrued an aggregate amount of $1,781,518 related to such matters. The Company expenses legal costs as incurred in connection with a loss contingency.

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

On September 3, 2010,  the Company, Terry Phillips, our chairman, and Melanie Mroz, our CEO,  received Wells Notices from the staff of the Securities and Exchange Commission advising that the staff will recommend to the Securities and Exchange Commission that cease and desist orders issue for alleged violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities and Exchange Act and Rules 12b-20 and 13a-13 adopted under this act.  In addition, the staff has alleged violations by Mr. Phillips and Ms. Mroz of Rule 13b-2 and Rule 13a-14 by Ms. Mroz. These alleged violations result from the facts underlying the need to file an amended Form 10Q/A for the fiscal quarter ended March 31, 2009.

Legal proceedings have been threatened by the Company’s former CFO against the Company in connection with allegations of discrimination and retaliation against a whistle blower and wrongful termination. The claim seeks an undisclosed amount in lost wages in addition to certain employee benefits and punitive damages.  The Company believes this claim is without merit and intends to defend this action vigorously.

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

21. Gain on Settlement of Trade Payables

The gain on the settlement of trade payables at less than recorded values results from negotiations with various unsecured creditors for the settlement and payment of the trade payable at amounts less than that the recorded liability. For the year ended June 30, 2010, the Company’s gain on settlement of trade payables was as follows:

	Net Trade Payables Settled	Other Assets Acquired/ Liabilities Assumed	Payments in Cash	Payments in Equity	Forgiveness of Debt

Vendor 1(1)	$6,418,334	$(1,422,334)	$(2,000,000)	$-	$2,996,000
Vendor 2(2)	250,000	-	(50,000)	(104,500)	95,500
Vendor 3	232,347	-	(67,358)	-	164,989
Vendor 4	49,384	-	-	-	49,384
Vendor 5	785,549	(239,051)	(600,000)	-	(53,502)
Vendor 6	11,250	-	(5,625)	-	5,625

Total	$7,746,864	$(1,661,385)	$(2,722,983)	$(104,500)	$3,257,996

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

22. Distribution Revenues

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

On February 23, 2010, the Company issued to the videogame publisher 3,000,000 shares of common stock, valued at $1,020,000, based on the fair market value of the Company’s common stock on the date the agreement was executed by the parties. The Company has capitalized such payment to the videogame publisher and the amount will be marked to market on a quarterly basis.

23. Purchase of Videogame Development Contract

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

24. Legal Settlement with a Videogame Distributor

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

As part of the court proceedings between the Company and the videogame distributor, the Company agreed (to avoid further costly hearings) to pay 35% of certain European sales into an escrow account pending the final resolution of the case.  Legal expenses associated with this complaint have been expensed as incurred.  As a result of the court’s ruling, the Company recorded accrued litigation costs of $4,308,035 for this matter. Additionally, the Company recorded a loss of $2,898,820 which is included as litigation costs within the accompanying consolidated statements of operations. This amount represents the full amount of the judgment against Gamecock and its subsidiary. Of this judgment, $555,332 represents the judgment liability of the Company.  The amounts held in escrow were approximately $798,000 and were released to the videogame distributor in January 2010 (see Note 25).

25. Purchase and Assignment of Repayment Claim

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

In the opinion of management, after consultation with legal counsel, the Company has the legal right to set-off its outstanding accrued litigation costs with CDV Software Entertainment AG under enforceable arrangements.  Because a legal right to set-off exists, the Company is accounting for the Repayment Claim as a settlement of its outstanding accrued litigation costs with CDV Software Entertainment AG.  Accordingly, for the year ended June 30, 2010, the Company has recognized a gain on extinguishment of accrued litigation costs of $3,249,610 in the accompanying consolidated statements of operations.

26. Subsequent Events

The Company has evaluated subsequent events through October 13, 2010, which is the date the Company filed its Annual Report on Form 10-K for the year ended June 30, 2010 with the Securities and Exchange Commission. With the exception of the items listed below, there are no further subsequent events for disclosure.

Subsequent to June 30, 2010, the Company entered into agreements with two vendors to settle outstanding payable balances.  Trade payables of approximately $1,005,015 were extinguished in exchange for payments in cash of $502,004, resulting in a gain of $503,011.

On July 7, 2010, the Company entered into a Factoring Agreement with Rosenthal & Rosenthal, Inc..  Under the Factoring Agreement, the Company has agreed to sell receivables arising from sales of inventory to Rosenthal & Rosenthal.  In connection with the execution of the Factoring Agreement, each of the Company, its subsidiaries, Gone Off Deep LLC, SouthPeak Interactive Ltd, and Vid Sub, LLC, and the chairman, Terry Phillips, have executed guarantees in favor of Rosenthal & Rosenthal.  In addition, the Company, Gone Off Deep and Vid Sub each granted to Rosenthal & Rosenthal a security interest against all their respective assets.

Under the terms of the Factoring Agreement, the Company is selling all of its receivables to Rosenthal & Rosenthal.  For the approved receivables, Rosenthal & Rosenthal will assume the risk of collection. The Company has agreed to pay Rosenthal & Rosenthal a commission of .60% of the amount payable under all of the Company’s invoices to most of the Company’s customers against a minimum commission of $30,000 multiplied by the number of months in a contract period, with the first period being 12 months and the second 7 months.  All payments received by Rosenthal & Rosenthal are payable to the Company after amounts due to Rosenthal & Rosenthal are satisfied.  Under the Factoring Agreement, the Company has the right to borrow against payments due us at the rate of 65% of credit approved receivables.  The borrowing rate against non-credit approved receivables is subject to negotiation. The interest rate on borrowings is equal to the greater of prime plus 1.5% per annum or 6.5% per annum.  A $10,000,000 loan cap applies against the Company’s borrowings, which is subject to an increase of up to $3,000,000 if shareholders’ equity increases.  The initial term of the Factoring Agreement ends on February 28, 2012.

As of July 12, 2010, the Company repaid in full the entire outstanding balance under the SunTrust line of credit. Pursuant to the loan agreement, the Company had a $8.0 million revolving line of credit facility with SunTrust that matured on November 30, 2010.  The revolving credit line was collateralized by gross accounts receivable, personal guarantees, and a pledge of personal securities and assets by two Company shareholders, one of whom is the Company’s chairman, and certain other affiliates. As a result of such repayment, (i) the loan agreement has automatically terminated, (ii) SunTrust’s lien or security interest in the Company’s assets has been terminated, and (iii) all obligations of the Company under the loan agreement have been satisfied in full.

On July 16, 2010, the Company entered into a Securities Purchase Agreement with CNH Diversified Opportunities Master Account, L.P., CNH CA Master Account, L.P., AQR Diversified Arbitrage Fund and Terry Phillips, the Company’s chairman, for the sale of $5,500,000 of senior secured convertible notes and warrants.  Mr. Phillips’ Note was issued in exchange for a junior secured convertible note originally issued to him on April 30, 2010 (see Note 9).  The Company received $5.0 million in cash for $5.0 million of the senior secured convertible notes and exchanged a $500,000 prior junior secured convertible note for $500,000 of the senior secured convertible notes.

On August 31, 2010, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended Purchase Agreement”), pursuant to which it sold an aggregate of $2.0 million of a new series of senior secured convertible promissory notes (the “Additional Notes”) to AQR Opportunistic Premium Offshore Fund, L.P., Advanced Series Trust, solely on behalf of the AST Academic Strategies Asset Allocation Portfolio, and Terry Phillips, SouthPeak’s chairman (collectively, the “Additional Note Buyers”).  The Company received $2.0 million in cash for $2.0 million of the Additional Notes, of which $200,000 was paid by Terry Phillips, the Company’s chairman.

On September 20, 2010, the Company entered into a Master Purchase Order Assignment Agreement with Wells Fargo Bank, National Association (“Wells Fargo”).   In connection with the execution of this Agreement, each of the Company, its subsidiaries, Gone Off Deep, LLC and Vid Sub, LLC, and the chairman, Terry Phillips (the “Guarantors”), have executed a Guaranty in favor of, and, along with the Company, have entered into a Security Agreement and Financing Statement with, Wells Fargo.

Under the terms of the Agreement, the Company may request that Wells Fargo accept the assignment of customer purchase orders and request that Wells Fargo purchase the required materials to fulfill such purchase orders.  If accepted, Wells Fargo, in turn, will retain the Company to manufacture, process, and ship the ordered goods. Wells Fargo’s aggregate outstanding funding under the agreement shall not exceed $2,000,000.

Upon receipt of customer payments by Wells Fargo, the Company will be paid a fee for its services, with such fee calculated pursuant to the terms of the agreement. Also from such customer payments, Wells Fargo shall be entitled to receive the following: (1) a transaction initiation and set-up fee equal to 1.5% of the aggregate amount outstanding on all amounts (including letters of credit) advanced by Wells Fargo; (2) a daily maintenance fee equal to 0.05% of all amounts (including letters of credit) advanced by Wells Fargo which remain outstanding for more than 30 days; and (3) a product advance fee equal to (a) the prime rate plus 2%, divided by 360, multiplied by (b) (i) the aggregate amount outstanding on all amounts (including letters of credit) advanced by Wells Fargo on account of purchases of products or other advances made in connection with a customer purchase order, multiplied (ii) by the number of days from the earlier of (A) the date on which any such letter of credit or purchase order or financial accommodation is negotiated into cash, or (B) the date funds are advanced by other than issuing a letter of credit or purchase order.

In addition, Wells Fargo shall be entitled to a commitment fee of $120,000 to be paid on the earlier of (a) September 20, 2011 or (b) the date on which the Agreement is terminated. Wells Fargo shall also be entitled to additional commitment fees for each renewal of the Agreement, and such fees shall be paid on the earlier of (a) the first anniversary of the beginning of each renewal term or (b) the date on which the Agreement is terminated.

Subject to the rights of senior lenders, the Company and the Guarantors have granted security interests in their assets to Wells Fargo under the Security Agreement and Financing Statement to secure the LLC’s obligations under the Agreement and the Guarantors’ guarantees of such obligations.

On September 2, 2010, the Company entered into a $500,000 settlement agreement with a vendor whereby the Company agreed to immediately pay $227,783 as a partial payment of the total amount due.  The amount payable was already recorded on the Company’s consolidated balance sheet at June 30, 2010.  Pursuant to the settlement agreement, the remaining balance of $272,217 plus interest is payable in six monthly installments.  The October 2010 payment has been made by the Company and $250,000 plus interest remains payable.

To secure the Company’s obligation to make the settlement payments, the Company’s chairman was required to deposit $750,000 in shares of the Company’s stock in an escrow to be administered by the vendor’s attorneys.
On September 23, 2010, the Company entered into a $138,404 settlement agreement with a vendor whereby the Company agreed to immediately pay $5,000 as a partial payment of the total amount due.  The amount payable was already recorded on the Company’s consolidated balance sheet at June 30, 2010.  Pursuant to the settlement agreement, the remaining balance of $133,404 plus interest is payable in installments pursuant to the terms of the settlement agreement.  The October 2010 payment has been made by the Company and $113,404 plus interest remains payable.

In the normal course of business the Company executes contracts with third parties for the development of games.  During the period from July 1, 2010 through October 13, 2010, the Company executed agreements with such developers for a commitment to pay royalties of approximately $151,000 (£100,000).

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

4.1(2)	Specimen Common Stock Certificate.
4.2(3)	Specimen Class Y Warrant Certificate.
4.3(2)	Specimen Class W Warrant Certificate.
4.4(2)	Specimen Class Z Warrant Certificate.
4.5(4)	Form of Unit Purchase Option to be granted to Representative.
4.6(4)	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant.
4.7(4)	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant.
4.8(7)	Warrant issued to Vid Agon, LLC, dated October 10, 2008.
4.9(3)	Form of Warrant issued in connection with the acquisition of Gamecock Media Group.
4.10(8)	Form of Warrant issued to Gamecock Media Group Founders.
4.11(9)	Form of Warrant issued to HCFP/Brenner Securities, LLC.
4.12(10)	Form of senior secured convertible note
4.13(11)	Form of Series A Warrant issued to senior secured convertible note holders
4.14(11)	Form of Series B Warrant issued to senior secured convertible note holders
10.1(1)	Registrant’s 2008 Equity Incentive Compensation Plan.
10.2(1)	Employment Agreement, dated as of May 12, 2008 between the Registrant and Terry M. Phillips.
10.3(1)	Employment Agreement, dated as of May 12, 2008 between the Registrant and Melanie Mroz.
10.4(1)	Purchase Agreement, dated as of May 12, 2008 among the Registrant, SouthPeak Interactive, L.L.C., and the investors set forth therein.
10.5(1)	Registration Rights Agreement, dated as of May 12, 2008 among the Registrant and the investors set forth therein.
10.6(1)	Form of Lock-Up Agreement, dated as of May 12, 2008.
10.7(1)	Sales Representative Agreement between SouthPeak Interactive, L.L.C. and Phillips Sales, Inc. dated July 21, 2006.
10.8(1)	Sales Representative Agreement between SouthPeak Interactive, L.L.C. and West Coast Sales, Inc. dated July 21, 2006.
10.9(1)	Lease Agreement, dated January 1, 2008, between Phillips Land, L.C. and SouthPeak Interactive, L.L.C.
10.10(1)	Lease Agreement, dated January 1, 2008, between SouthPeak Interactive, L.L.C. and Phillips Sales, Inc.
10.11(7)	Membership Interest Purchase Agreement, dated as of October 10, 2008, among the Registrant, Vid Agon, LLC and Vid Sub, LLC.
10.12(12)	Factoring Agreement between SouthPeak Interactive, LLC and Rosenthal & Rosenthal dated
10.13(10)	Amended and Restated Securities Purchase Agreement between the Company and the purchasers of senior secured convertible notes
10.14(11)	Pledge and Security Agreement securing senior secured convertible notes
10.15(11)	Registration Rights Agreement dated July 19, 2010 executed in conjunction issuance of senior secured convertible notes
10.16(13)	First Amendment to May 12, 2008 Registration Rights Agreement dated August 17, 2010
10.17(14)	Master Purchase Order Assignment Agreement dated September 21, 2010 with Wells Fargo Bank, N.A.
10.18(14)	Security Agreement dated September 21,2010 for the benefit of Wells Fargo Bank, N.A.
21.1*	List of subsidiaries.
23.1*	Consent of Reznick Group, P.C.
24.1*	Power of Attorney (included on the signature page to this report).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on May 15, 2008.
(2)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on June 16, 2008.

(3)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of the Registrant originally filed with the Commission on October 15, 2008.
(4)	Incorporated by reference to an exhibit to the Registration Statement on Form S-1 of the Registrant originally filed with the Commission on September 15, 2005.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on August 14, 2008.
(6)	Incorporated by reference to an exhibit to the Annual Report on Form 10-K of the Registrant filed with the Commission on October 6, 2008.
(7)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on October 15, 2008.
(8)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on February 17, 2009.
(9)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on March 19, 2009.
(10)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on September 3, 2010.
(11)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on July 22, 2010.
(12)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on July 14, 2010.
(13)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on August 20, 2010 .
(14)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on September 27, 2010.