Form 10-Q
period 2010-09-30
SouthPeak Interactive CORP
filed 2010-11-15
CIK 1336262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

Yes ☐    No ☑

As of November 12, 2010, 60,795,538 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

PART I

Item 1. Condensed Consolidated Financial Statements

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	June 30, 2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$449,926	$92,893
Accounts receivable, net of allowances of $885,516 and $5,700,931 and at September 30, 2010 and June 30, 2010, respectively	759,693	3,703,825
Inventories	1,451,590	1,211,301
Current portion of advances on royalties	12,891,370	12,322,926
Current portion of intellectual property licenses	383,571	383,571
Related party receivables	61,509	34,509
Prepaid expenses and other current assets	693,210	695,955

Total current assets	16,690,869	18,444,980

Property and equipment, net	2,623,114	2,667,992
Advances on royalties, net of current portion	1,538,144	1,511,419
Intellectual property licenses, net of current portion	1,438,393	1,534,286
Goodwill	7,911,800	7,911,800
Deferred debt issuance costs, net	667,867	-
Intangible assets, net	13,692	17,025
Other assets	11,117	11,280

Total assets	$30,894,996	$32,098,782

Liabilities and Shareholders’ Equity

Current liabilities:
Line of credit	$-	$3,830,055
Due to factor	1,940,268	-
Current portion of secured convertible debt	2,000,000	950,000
Current portion of long-term debt	66,385	65,450
Production advance payable in default	3,755,104	3,755,104
Accounts payable	10,585,161	12,663,788
Accrued royalties	1,786,608	2,530,253
Accrued expenses and other current liabilities	4,258,571	3,781,711
Deferred revenues	30,000	325,301
Due to related parties	25	2,200
Accrued expenses - related parties	113,249	322,281
Total current liabilities	24,535,371	28,226,143

Secured convertible debt, net of discount	1,522,815	-
Long-term debt, net of current portion	1,524,354	1,541,081
Warrant liability	2,807,425	-
Total liabilities	$30,389,965	$29,767,224

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2010 and June 30, 2010	-	-
Series A convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized; 5,503,833 and 5,503,833 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively; aggregate liquidation preference of $5,503,833 at September 30, 2010	550	550
Common stock, $0.0001 par value; 90,000,000 shares authorized; 59,846,537 and 59,774,370 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	5,984	5,976
Additional paid-in capital	30,804,612	31,154,835
Accumulated deficit	(30,174,259)	(28,973,325)
Accumulated other comprehensive (loss) income	(131,856)	143,522

Total shareholders’ equity	505,031	2,331,558
Total liabilities and shareholders’ equity	$30,894,996	$32,098,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,
	2010	2009

Net revenues	$1,431,859	$16,709,649

Cost of goods sold:
Product costs	761,282	3,546,686
Royalties, net	(67,108)	5,000,671
Intellectual property licenses	95,893	119,660

Total cost of goods sold	790,067	8,667,017

Gross profit	641,792	8,042,632

Operating expenses (income):
Warehousing and distribution	66,089	286,511
Sales and marketing	896,671	3,655,056
General and administrative	1,932,315	3,114,768
Gain on settlement of trade payables	(585,122)	-

Total operating expenses	2,309,953	7,056,335

(Loss) income from operations	(1,668,161)	986,297

Other expenses (income):
Change in fair value of warrant liability	(1,531,323)	-
Interest and financing costs, net	1,064,096	299,316
Net (loss) income	$(1,200,934)	$686,981

Basic (loss) income per share:	$(0.02)	$0.02
Diluted (loss) income per share:	$(0.02)	$0.01

Weighted average number of common shares outstanding - Basic	57,032,339	44,821,051
Weighted average number of common shares outstanding - Diluted	57,032,339	50,649,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,200,934)		$686,981
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	65,111		64,877
Loss on disposal of fixed assets	-		4,839
Allowances for price protection, returns, and defective merchandise	(2,257,431)		958,427
Bad debt expense, net of recoveries	22,190		(37,531)
Stock-based compensation expense	153,602		156,196
Amortization of royalties and intellectual property licenses	183,416		4,215,050
Amortization of debt discount and issuance costs	427,655		-
Change in fair value of warrant liability	(1,531,323)		-
Fair market value adjustment to common stock issued for advances on royalties	(1,801)		-
Gain on settlement of trade payables	(585,122)		-
Changes in operating assets and liabilities:
Due to/from factor	(639,906)		-
Accounts receivable	7,759,547		(8,530,233)
Inventories	(240,289)		(3,536,814)
Advances on royalties	(1,185,783)		(1,449,716)
Related party receivables	(27,000)		(38,825)
Prepaid expenses and other current assets	2,745		136,031
Production advance payable	-		3,755,104
Accounts payable	(1,493,505)		(688,416)
Accrued royalties	(743.645)		906,432
Accrued expenses and other current liabilities	476,860		1,281,329
Deferred revenues	(295,301)		-
Accrued expenses - related parties	(209,032)		(105,275)

Total adjustments	(119,012)		(2,908,525)

Net cash used in operating activities	(1,319,946)		(2,221,544)

Cash flows from investing activities:
Purchases of property and equipment	(16,737)		(26,734)
Change in restricted cash	-		417,917

Net cash (used in) provided by investing activities	(16,737)		391,183

Cash flows from financing activities:
Proceeds from line of credit	-		8,117,146
Repayments of line of credit	(3,830,055)		(6,343,234)
Repayments of long-term debt	(15,792)		(11,853)
Net repayments of amounts due to shareholders	-		(232,440)
Net repayments of amounts due to related parties	(2,175)		(122,845)
Proceeds from the issuance of senior secured convertible notes	7,000,000		-
Payment of debt issuance costs	(733,959)		-
Repayment of junior secured subordinated convertible promissory note	(450,000)		-
Proceeds from the exercise of common stock warrants	1,075		-

Net cash provided by financing activities	1,969,094		1,406,774

Effect of exchange rate changes on cash and cash equivalents	(275,378)		48,757

Net increase (decrease) in cash and cash equivalents	357,033		(374,830)
Cash and cash equivalents at beginning of period	92,893		648,311

Cash and cash equivalents at end of period	$449,926		$273,481

Supplemental cash flow information:
Cash paid during the period for interest	$178,348		$99,261

Supplemental disclosure of non-cash activities:
Fair value of common stock warrant liability	$4,338,748		$-
Fair market value adjustment to common stock issued for advances on royalties	$504,892		$-
Conversion of junior secured subordinated convertible promissory note to senior secured convertible note	$500,000	$
Issuance of vested restricted stock	$7		$-
Contingent purchase price payment obligation related to acquisition	$-		$596,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, generating positive cash flows from operations, curing the default on the production advance payable, and the resolution of various contingencies. On August 17, 2009, the Company entered into a unit production financing agreement with a producer relating to the production of certain games, of which the balance outstanding under this agreement was $3,755,104 at September 30, 2010 (see Note 5). The Company has failed to make the required payments under this agreement. As a result, the production advance payable is currently in default and is accruing additional production fees at $0.009 per unit (based upon 382,000 units) for each day after November 15, 2009 (approximately $1,004,000 through September 30, 2010). Management plans to maintain the Company’s viability as a going concern by:

•
attempting to expeditiously resolve its contingencies for amounts significantly less than currently accrued for in order to reduce aggregate liabilities on the Company’s condensed consolidated balance sheet and on payment terms manageable by the Company;

•	reducing costs and expenses in order to reduce the Company’s ongoing working capital needs and monthly cash burn;

•	seeking to increase the amount of its factoring facility; and

•	seeking to raise additional capital.

The Company has also invested in key new titles from which the anticipated profits should help improve its financial prospects. While the Company is committed to pursuing these options and others to address its viability as a going concern, there can be no assurance that these plans will be successfully completed or available on acceptable terms; and therefore, there is uncertainty about the Company’s ability to realize its assets or satisfy its liabilities in the normal course of business. If the Company is unsuccessful in pursuing these plans, it may be required to defer, reduce, or eliminate certain planned expenditures. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the resolution of this uncertainty.

On July 12, 2010, the Company repaid in full the entire outstanding balance under the credit agreement with SunTrust Banks, Inc. (“SunTrust”) as a result of entering into a factoring agreement with Rosenthal & Rosenthal, Inc. (see Note 4).

1. Summary of Significant Accounting Policies, Cont.

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

On July 16, 2010, the Company entered into a Securities Purchase Agreement with CNH Diversified Opportunities Master Account, L.P., CNH CA Master Account, L.P., AQR Diversified Arbitrage Fund and Terry Phillips, the Company’s chairman, for the sale of $5,500,000 of senior secured convertible notes (the “Notes”) and warrants. Mr. Phillips’ Note was issued in exchange for a junior secured subordinated promissory note originally issued to him on April 30, 2010 (see Note 6). The Company received $5,000,000 in cash for $5,000,000 of the Notes and exchanged a $500,000 prior junior secured subordinated promissory note for $500,000 of the Notes (see Note 6).

On August 31, 2010, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended Purchase Agreement”), pursuant to which it sold an aggregate of $2,000,000 of a new series of senior secured convertible notes (the “Additional Notes”) to AQR Opportunistic Premium Offshore Fund, L.P., Advanced Series Trust, solely on behalf of the AST Academic Strategies Asset Allocation Portfolio, and Terry Phillips, the Company’s chairman. The Company received $2,000,000 in cash for $2,000,000 of the Additional Notes, of which $200,000 was paid by Terry Phillips, the Company’s chairman (see Note 6).

On September 20, 2010, the Company entered into a purchase order financing arrangement with Wells Fargo Bank, National Association (“Wells Fargo”), for up to a maximum of $2,000,000, to provide funding for the development and production of games (see Note 7).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and for the three month periods ended September 30, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (all of which are of a normal, recurring nature) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

The accounting policies followed by the Company with respect to unaudited interim financial statements are consistent with those stated in the Company’s annual report on Form 10-K. The accompanying June 30, 2010 financial statements were derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2010 filed with the SEC on October 13, 2010.

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

1. Summary of Significant Accounting Policies, Cont.

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

The Company has four customers, GameStop, Target, 1C Company, and Wal-Mart, which accounted for 27%, 15%, 14%, and 10%, respectively, of consolidated gross revenues for the three months ended September 30, 2010. PDQ Distribution accounted for 21% of consolidated gross accounts receivable at September 30, 2010. For the three months ended September 30, 2009, Wal-Mart, GameStop and Topware Entertainment accounted for 20%, 15% and 10%, respectively, of consolidated gross revenues. GameStop, Wal-Mart, and Atari accounted for 29%, 15% and 10%, respectively, of consolidated gross accounts receivable at June 30, 2010.

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

Amounts incurred related to these three vendors as of September 30, 2010 and 2009 and for the three-month periods ended September 30, 2010 and 2009 are as follows:

	Cost of Goods Sold — Products
	For the three months	For the three months	Accounts Payable
	ended September 30, 2010	ended September 30, 2009	As of September 30, 2010	As of June 30, 2010

Microsoft	$199,336	$2,737,842	$-	$158,592
Nintendo	$166,684	$831,796	$-	$-
Sony	$589,862	$27,522	$577,815	$449,042

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

1. Summary of Significant Accounting Policies, Cont.

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

At September 30, 2010 and June 30, 2010, accounts receivable allowances consisted of the following:

	September 30, 2010	June 30, 2010
Sales returns	$104, 863	$2,634,097
Price protection	182, 224	2,257,171
Doubtful accounts	597,006	771,442
Defective items	1,423	38,221

Total allowances	$885,516	$5,700,931

Inventories

Inventories are stated at the lower of average cost or market. Management regularly reviews inventory quantities on hand and in the retail channel and records a provision for excess or obsolete inventory based on the future expected demand for the Company’s games. Significant changes in demand for the Company’s games would impact management’s estimates in establishing the inventory provision. Inventory costs include licensing fees paid to platform proprietors. These licensing fees include the cost to manufacture the game cartridges. These licensing fees included in “cost of goods sold - product costs” amounted to $955,882 and $3,597,160 for the three months ended September 30, 2010 and 2009, respectively. Licensing fees included in inventory at September 30, 2010 and June 30, 2010 totaled $152,623 and $273,166, respectively.

Advances on Royalties

The Company utilizes independent software developers to develop its games in exchange for payments to the developers based upon certain contract milestones. The Company enters into contracts with the developers once the game design has been approved by the platform proprietors and is technologically feasible. Accordingly, the Company capitalizes such payments to the developers during development of the games. These payments are considered non-refundable royalty advances and are applied against the royalty obligations owed to the developer from future sales of the game. Any pre-release milestone payments that are not prepayments against future royalties are expensed to “cost of goods sold - royalties” in the period when the game is released. Capitalized royalty costs for those games that are cancelled or abandoned are charged to “cost of goods sold - royalties” in the period of cancellation. Capitalized costs for games that are cancelled or abandoned prior to product release are charged to “cost of goods sold - royalties” in the period of cancellation. There were no costs for games cancelled or abandoned during the three months ended September 30, 2010 and 2009, respectively.

1. Summary of Significant Accounting Policies, Cont.

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

Intellectual Property Licenses

Intellectual property license costs consist of fees paid by the Company to license the use of trademarks, copyrights, and software used in the development of games. Depending on the agreement, the Company may use acquired intellectual property in multiple games over multiple years or for a single game. When no significant performance remains with the licensor upon execution of the license agreement, the Company records an asset and a liability at the contractual amount. The Company believes that the contractual amount represents the fair value of the liability. When significant performance remains with the licensor, the Company records the payments as an asset when paid and as a liability when incurred, rather than upon execution of the agreement. The Company classifies these obligations as current liabilities to the extent they are contractually due within the next twelve months. Capitalized intellectual property license costs for those games that are cancelled or abandoned are charged to “cost of goods sold - intellectual property licenses” in the period of cancellation. There were no costs for games cancelled or abandoned during the three months ended September 30, 2010 and 2009, respectively.

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

1. Summary of Significant Accounting Policies, Cont.

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

The Company determined that current business conditions, and the resulting decrease in the Company’s projected cash flows, constituted a triggering event which required the Company to perform interim impairment tests related to its long-lived assets and goodwill during the quarter ended September 30, 2010. The Company’s interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date. As of September 30, 2010, there was no impairment to goodwill. The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.

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

1. Summary of Significant Accounting Policies, Cont.

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

Third-party licensees in Europe distribute certain video games under license agreements with the Company. The licensees paid certain minimum, non-refundable, guaranteed royalties when entering into the licensing agreements. Upon receipt of the advances, the Company defers their recognition and recognizes the revenues in subsequent periods as these advances are earned by the Company. As the licensees pay additional royalties above and beyond those initially advanced, the Company recognizes these additional royalties as revenues when earned.

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

1. Summary of Significant Accounting Policies, Cont.

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

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other accumulated comprehensive income (loss). Realized transaction gains and losses are included in income in the period in which they occur, except on intercompany balances considered to be long-term. Transaction gains and losses on intercompany balances considered to be long-term are recorded in other accumulated comprehensive income (loss). Foreign exchange transaction gains (losses) included in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009 amounted to $(49,786) and $(18,032), respectively.

Comprehensive (Loss) Income

For the three months ended September 30, 2010 and 2009, the Company’s comprehensive (loss) income was as follows:

	For the three
	months ended September 30,
	2010	2009

Net (loss) income	$(1,200,934)	$686,981
Change in foreign currency translation adjustment	(275,378)	82,500

Comprehensive (loss) income	$(1,476,312)	$769,481

Fair Value Measurements

Effective July 1, 2009, the Company adopted the provisions of the fair value measurement accounting and disclosure guidance which establishes a three-level hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The three levels of inputs used to measure fair value are as follows:

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

1. Summary of Significant Accounting Policies, Cont.

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
	As of	Financial	Observable	Unobservable
	September	Instruments	Inputs	Inputs
	30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Advances on royalties	$696,762	$696,762	$-	$-

Total assets at fair value	$696,762	$696,762	$-	$-

Liabilities:
Warrant liability	$2,807,425	$-	$-	$2,807,425

Total liabilities at fair value	$2,807,425	$-	$-	$2,807,425

On February 23, 2010, the Company issued to the videogame publisher 3,000,000 shares of common stock, valued at $1,020,000 based on the fair market value of the Company’s common stock on the date the agreement was executed by the parties. The Company has capitalized such payment to the videogame publisher and the amount is marked-to-market on a quarterly basis. The fair value of the advances on royalties is based entirely upon quoted market prices, which is a level 1 input. The Company recorded a $504,892 decrease to the carrying amount of asset related to the periodic fair value remeasurement at September 30, 2010. During the three months ended September 30, 2010, 16,158 shares were earned and $5,773 was expensed to “cost of goods sold – royalties”, and ($1,801) was expensed to “general and administrative” relating to the periodic fair value remeasurement. As of September 30, 2010, 2,787,048 shares of common stock, valued at $696,762, based on the fair market value of the Company’s common stock were included advances on royalties.

On July 19, 2010, the Company issued Series A warrants in connection with the sale of $5,500,000 of senior secured convertible notes. The Series A warrants entitle the holders to purchase an aggregate of 12,761,021 shares of common stock. The Series A warrants have an exercise price of $0.375 per share and a term of five years, and became exercisable upon the issue date. The Company has accounted for the Series A warrants as a liability because the exercise price of the warrants will reset if the Company issues stock at a lower price. At inception, the fair value of the Series A warrants of $4,338,748 was separated from the debt liability and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the senior secured convertible notes. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 1.73%, no dividends, expected volatility of 148.24% and the contractual life of the warrants of 5 years.

In addition, the purchasers of the senior secured convertible notes received Series B warrants which will expire, if the warrants become exercisable, on the fifth year anniversary of the date the Company announces its 2011 operating results. The number of Series B warrants each purchaser received is equal to 75% of the Series A warrants they obtained. The Series B warrants can only be exercised if the EBITDA Test under the senior secured convertible notes is not achieved or if the Company fails to announce its 2011 operating results by September 28, 2011. The obligation to deliver the Series B warrants was determined to be an embedded derivative. The Company has approached the valuation of this embedded derivative based on the probability that the EBITDA Test under the senior secured convertible notes will be achieved. Because the probability at inception that the EBITDA Test will not be achieved is considered to be de minimis (less than 5%), the fair value of the derivative instrument is not considered to be material and no value has been assigned to it.

The Company measures the fair value of the warrants at each balance sheet date, and records the change in fair value as a non-cash charge or gain to earnings each period. The warrants were valued at $2,807,425 at September 30, 2010. The Company recorded a non-cash gain of $1,531,323 due to the change in fair value of warrants during the three months ended September 30, 2010. The fair value of the warrants was computed using the Black-Sholes option pricing model. The Company assumed a risk-free interest rate of 1.27%, no dividends, expected volatility of 146.18% and the remaining contractual life of the warrants of 4.8 years.

1. Summary of Significant Accounting Policies, Cont.

The following table is a rollforward of the fair value of the warrants, as to which fair value is determined by Level 3 inputs:

Three Months
Ended
September 30,
Description	2010
Beginning balance	$-
Purchases, issuances, and settlements	4,338,748
Total (gain) loss included in net loss	(1,531,323)
Ending balance	$2,807,425

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for all periods. Diluted earnings per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares outstanding, increased by common stock equivalents. Common stock equivalents represent incremental shares issuable upon exercise of outstanding options and warrants, the conversion of preferred stock and the vesting of restricted stock. However, potential common shares are not included in the denominator of the diluted earnings (loss) per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded. Potentially dilutive securities including outstanding options, warrants, restricted stock, and the conversion of preferred stock amounted to 11,060,106 for the three months ended September 30, 2010.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements - a consensus of the FASB Emerging Issues Task Force (“EITF”)” (formerly EITF 09-3). ASU 2009-14 revises FASB ASC 985-605 to drop from its scope all tangible products containing both software and non-software components that operate together to deliver the products’ functions. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multi-deliverable revenue arrangement. ASU 2009-14 is effective for fiscal years beginning after June 15, 2010. The adoption of ASU 2009-14 did not have a material impact on the Company’s condensed consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” (formerly EITF 08-1), which amends the revenue recognition guidance for arrangements with multiple deliverables. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. It also eliminated the use of the residual value method for determining the allocation of arrangement consideration. ASU 2009-13 is effective for fiscal years beginning after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on the Company’s condensed consolidated results of operations and financial condition as the majority of its revenues are driven from single element deliverables.

2. Inventories

Inventories consist of the following:

	September 30, 2010	June 30, 2010
Finished goods	$714,144	$1,085,433
Purchased parts and components	737,446	125,868
Total	$1,451,590	$1,211,301

3. Line of Credit

The Company had a $8.0 million revolving line of credit facility with SunTrust Banks, Inc. (“SunTrust”) that was scheduled to mature on November 30, 2010. As of June 30, 2010, the Company’s borrowing base could not exceed 55% of eligible accounts receivable plus $500,000. The line of credit bore interest at prime plus 1½%, which was 4.75% at June 30, 2010. SunTrust processed payments received on such accounts receivable as payments on the revolving line of credit. The line was collateralized by gross accounts receivable of approximately $1,861,000 at June 30, 2010. The line of credit was further collateralized by personal guarantees, and pledge of personal securities and assets by two Company shareholders, one of whom is the Company’s chairman, and certain other affiliates. The agreement contained certain financial and non-financial covenants. At June 30, 2010, the Company was not in compliance with these covenants.

At June 30, 2010, the outstanding line of credit balance was $3,830,055. At June 30, 2010, the Company had $-0- available under the credit facility. For the three months ended September 30, 2010 and 2009, interest expense relating to the line of credit was $2,021 and $51,759, respectively. There was $33,284 of accrued interest at June 30, 2010.

On July 12, 2010, the Company repaid in full the entire outstanding balance under the credit agreement as a result of entering into a factoring agreement with Rosenthal & Rosenthal, Inc. (see Note 4, Due to Factor for further discussion). As a result of such repayment, (i) the loan agreement has automatically terminated, (ii) SunTrust’s lien or security interest in the Company’s assets has been terminated, and (iii) all obligations of the Company under the loan agreement have been satisfied in full.

4. Due to Factor

On July 7, 2010, the Company entered into a Factoring Agreement with Rosenthal & Rosenthal, Inc. Under the Factoring Agreement, the Company agreed to sell certain receivables to Rosenthal & Rosenthal arising from sales of inventory to customers. In connection with the execution of the Factoring Agreement, each of the Company, its subsidiaries, Gone Off Deep LLC, SouthPeak Interactive Ltd, and Vid Sub, LLC, and the chairman, Terry Phillips, have executed guarantees in favor of Rosenthal & Rosenthal. In addition, the Company, Gone Off Deep and Vid Sub each granted to Rosenthal & Rosenthal a security interest against all their respective assets.

Under the terms of the Factoring Agreement, the Company is selling certain of its receivables to Rosenthal & Rosenthal. For the approved receivables, Rosenthal & Rosenthal will assume the risk of collection. The Company has agreed to pay Rosenthal & Rosenthal a commission of .60% of the amount payable under all of the Company’s invoices to most of the Company’s customers against a minimum commission of $30,000 multiplied by the number of months in a contract period, with the first period being 12 months and the second 7 months. All payments received by Rosenthal & Rosenthal are payable to the Company after amounts due to Rosenthal & Rosenthal are satisfied. Under the Factoring Agreement, the Company has the right to borrow against payments due us at the rate of 65% of credit approved receivables. The borrowing rate against non-credit approved receivables is subject to negotiation. The interest rate on borrowings is equal to the greater of prime plus 1.5% per annum or 6.5% per annum. A $10,000,000 loan cap applies against the Company’s borrowings, which is subject to an increase of up to $3,000,000 if shareholders’ equity increases. The initial term of the Factoring Agreement ends on February 28, 2012.

Due (to) from factor consists of the following:

September 30, 2010
Outstanding accounts receivable sold to factor	$3,589,369
Cash collateral	53,354
Less: allowances	(2,580,174)
Less: advances from factor	(3,002,817)
$(1,940,268)

4. Due to Factor, Cont.

Accounts receivable totaling $3,589,369 were sold to the factor at September 30, 2010, of which the Company assumed credit risk of $1,828,153. The following table sets forth adjustments to the price protection and other customer allowances included as a reduction of amounts due (to) from factor:

Three months ended September 30, 2010
Beginning balance	$-
Add: provision	(4,544,537)
Less: amounts charged against allowance	1,964,363
Ending balance	$(2,580,174)

For the three months ended September 30, 2010, interest and financing costs relating to the factoring agreement were $155,458.

5. Production Advance Payable

On August 17, 2009, the Company entered into a unit production financing agreement with a producer relating to the production of certain games, of which the balance outstanding under this agreement was $3,755,104 at September 30, 2010 and June 30, 2010, respectively. Production fees relating to this production advance for the three months ended September 30, 2010 and 2009 totaled $278,860 and $199,946, respectively. The production fees for the three months ending September 30, 2010 related to the default status of the production advance, as described in the subsequent paragraph. These amounts are included in interest and financing costs, net on the accompanying condensed consolidated statements of operations. As of September 30, 2010 and June 30, 2010, accrued and unpaid production fees totaled $1,409,647 and $1,000,392, respectively, and are included in accrued expenses and other current liabilities. The Company is obligated to pay approximately $99,000 of production fees for every month the full production advance is outstanding past its due date of November 15, 2009. Pursuant to the agreement, the Company has assigned to the producer a portion of the net revenues related to the sale of certain games in Europe.

The Company has failed to make the required payments under this agreement. Accordingly, the production advance payable is currently in default and is accruing production fees at $0.009 per unit (based upon 382,000 units) for each day after November 15, 2009 (approximately $1,004,000 through September 30, 2010). Pursuant to the terms of the production financing agreement, the producer is free to exercise any rights in connection with the security interests granted.

6. Secured Convertible Debt

On April 29 and 30, 2010, the Company entered into a note purchase agreement pursuant to which the Company could issue up to $5,000,000 of junior secured subordinated promissory notes (the “Junior Notes”) in one or more closings and each of the Company’s subsidiaries guaranteed the Company’s obligations under the Junior Notes. Pursuant to the note purchase agreement, the Company issued Junior Notes in the aggregate principal amount of $950,000 in private placements that closed on April 30, 2010 and May 6, 2010. Of the Junior Notes issued on April 29 and 30, 2010, the Company’s chairman, purchased $500,000.

The Junior Notes were due and payable in full on December 27, 2010 and bore interest at the rate of 10% per annum. The Junior Notes were secured by all of the assets of the Company and its subsidiaries and the indebtedness under the Junior Notes and the security interest granted by the Company and its subsidiaries in the note purchase agreement were junior to the Company’s indebtedness to SunTrust Banks, Inc., the Company’s senior lender, and the indebtedness held by any future senior lender of the Company or its subsidiaries. The principal and accrued interest outstanding under each Junior Note was convertible, in whole or in part, at the option of its holder into shares of the Company’s common stock at a price per share of $0.45 per share.

The Company evaluated the conversion feature of the Junior Notes and determined that there was no beneficial conversion feature as the conversion price of $0.45 per share was greater than the fair value of the stock at the time of issuance.

6. Secured Convertible Debt, Cont.

On July 16, 2010, the Company repaid the $450,000 Junior Note plus accrued interest thereon with proceeds from the senior secured convertible notes. On July 16, 2010, the Company exchanged the $500,000 Junior Note issued to the Company’s chairman for a $500,000 senior secured convertible note (see discussion below). Interest expense for the three months ended September 30, 2010 related to the Junior Notes was $5,411. There was $-0- and $15,548 of accrued interest outstanding at September 30, 2010 and June 30, 2010, respectively.

On July 16, 2010, the Company entered into a Securities Purchase Agreement with CNH Diversified Opportunities Master Account, L.P., CNH CA Master Account, L.P., AQR Diversified Arbitrage Fund and Terry Phillips, the Company’s chairman, for the sale of $5,500,000 of senior secured convertible notes (the “Notes”) and warrants. Mr. Phillips’ Note was issued in exchange for a Junior Note originally issued to him on April 30, 2010. The Company received $5,000,000 in cash for $5,000,000 of the senior secured convertible notes and exchanged a $500,000 prior Junior Note for $500,000 of the senior secured convertible notes. The Notes are due and payable in full on July 19, 2013 and bear interest at the rate of 10.0% per annum. Interest is payable semi-annually commencing on December 31, 2010. The Notes are senior to all obligations of the Company with the exception of the indebtedness under the Company’s Factoring Agreement with Rosenthal & Rosenthal, Inc. (see Note 4). Interest expense for the three months ended September 30, 2010 was $111,528 and there was $111,528 of accrued interest outstanding at September 30, 2010.

The principal and interest due under the Notes are convertible at a price of $0.431 per share. The Company evaluated the conversion feature of the Notes and determined that there was no beneficial conversion feature as the conversion price of $0.431 per share was greater than the fair value of the stock at the time of issuance.

On August 31, 2010, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended Purchase Agreement”), pursuant to which it sold an aggregate of $2,000,000 of a new series of senior secured convertible notes (the “Additional Notes”) to AQR Opportunistic Premium Offshore Fund, L.P., Advanced Series Trust, solely on behalf of the AST Academic Strategies Asset Allocation Portfolio, and Terry Phillips, the Company’s chairman. The Company received $2,000,000 in cash for $2,000,000 of the Additional Notes, of which $200,000 was paid by Terry Phillips, the Company’s chairman. The Additional Notes are due and payable in full on March 15, 2011 and bear interest at the rate of 24.0% per annum. Interest is payable on December 31, 2010 and on March 15, 2011, the maturity date. The Additional Notes are subject to the Pledge and Security Agreement and the Guaranty made by the Company’s subsidiaries. Interest expense for the three months ended September 30, 2010 was $38,666 and there was $38,666 of accrued interest outstanding at September 30, 2010.

The principal and interest due under the Additional Notes are convertible at a price of $20.00 per share. The Company evaluated the conversion feature of the Notes and determined that there was no beneficial conversion feature as the conversion price of $20.00 per share was greater than the fair value of the stock at the time of issuance.

As a part of the issuance of the Notes, the Company issued Series A warrants to the purchasers of the Notes giving them the right to purchase up to an aggregate of 12,761,021 shares of common stock at an exercise price of $0.375 per share. The Series A warrants expire on July19, 2015, unless sooner exercised.

In addition, the purchasers of the Notes received Series B warrants which will expire, if the warrants become exercisable, on the fifth year anniversary of the date the Company announces its 2011 operating results. The number of Series B warrants each purchaser received is equal to 75% of the Series A warrants they obtained. The Series B warrants can only be exercised if the EBITDA Test, as defined under the Notes, is not achieved or if the Company fails to announce its 2011 operating results by September 28, 2011. The exercise price of the Series B warrants is tied to the weighted average price of the Company’s common stock for each of the 30 consecutive trading days following the earlier of the announcement of the Company’s 2011 operating results or September 28, 2011. The exercise price per share is also subject to full ratchet anti-dilution protection and limitations on exercise as are the Series A warrants.

The Company’s senior secured convertible notes and certain warrants have been accounted for in accordance with applicable authoritative guidance for derivative instruments which requires identification of certain embedded features to be bifurcated from debt instruments and accounted for as derivative assets or liabilities. The derivative assets and liabilities are initially recorded at fair value and then at each reporting date, the change in fair value is recorded in the condensed consolidated statement of operations.

The Company has accounted for the Series A warrants as a liability because the exercise price of the warrants will reset if the Company issues stock at a lower price. At inception, the fair value of the Series A warrants of $4,338,748 was separated from the Notes and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the Notes, and as unamortized discount, which is being accreted over the term of the Notes using the straight-line method. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 1.73%, no dividends, expected volatility of 148.24% and the contractual life of the warrants of 5 years.

6. Secured Convertible Debt, Cont.

The obligation to deliver the Series B warrants was determined to be an embedded derivative. The Company has approached the valuation of this embedded derivative based on the probability that the EBITDA Test, as defined under the Notes, will not be achieved. Because the probability at inception that the EBITDA Test will not be achieved is considered to be de minimis (less than 5%), the fair value of the derivative instrument is not considered to be material and no value has been assigned to it.

As of September 30, 2010, the unamortized debt discount amounted to $3,977,185. Total amortization of the debt discount recorded as interest expense was $361,563 for the three months ended September 30, 2010.

In connection with the sale of the senior secured convertible notes and warrants, the Company executed a Registration Rights Agreement under which it agreed to register the shares of common stock underlying the senior secured convertible notes and warrants. The Registration Rights Agreement has been amended and currently provides that the Company file a registration statement by November 19, 2010 and to have it declared effective by January 31, 2011, if it is not subject to full review by the SEC, and by March 15, 2011 if it is subject to full review. Failure to have the registration statement declared effective within 60 days from the prescribed effectiveness deadline constitutes a default under the Notes.

The purchasers of the senior secured convertible notes and warrants were introduced to the Company by an investment bank pursuant to an engagement letter agreement with the Company. Pursuant to the engagement letter, the investment bank received a cash fee that was approximately equal to 5.0% of the aggregate proceeds raised in the financing. The Company recorded the cash fee and other direct costs incurred for the issuance of the senior secured convertible notes in aggregate of $733,959 as deferred debt issuance costs. Debt issuance costs are amortized on the straight-line method over the terms of the senior secured convertible notes, with the amounts amortized being recognized as interest expense. Amortization of deferred debt issuance costs included in interest expense for the three months ended September 30, 2010 totaled $66,092.

7. Purchase Order Financing

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

Under the terms of the Agreement, the Company may request that Wells Fargo accept the assignment of customer purchase orders and request that Wells Fargo purchase the required materials to fulfill such purchase orders. If accepted, Wells Fargo, in turn, will retain the Company to manufacture, process, and ship the ordered goods. Wells Fargo’s aggregate outstanding funding under the agreement shall not exceed $2,000,000. No amounts were outstanding as of September 30, 2010.

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

In addition, Wells Fargo is entitled to a commitment fee of $120,000 to be paid on the earlier of (a) September 20, 2011 or (b) the date on which the Agreement is terminated. Wells Fargo is also entitled to additional commitment fees for each renewal of the Agreement, and such fees will be paid on the earlier of (a) the first anniversary of the beginning of each renewal term or (b) the date on which the Agreement is terminated.

7. Purchase Order Financing, Cont.

Subject to the rights of senior lenders, the Company and the Guarantors have granted security interests in their assets to Wells Fargo under the Security Agreement and Financing Statement to secure the LLC’s obligations under the Agreement and the Guarantors’ guarantees of such obligations.

8. Related Party Transactions

For all periods presented, the Company had the following related party transactions.

Related Party Receivables

Related party receivables consist primarily of short-term advances to employees. No allowance has been provided due to the short-term nature and recoverability of such advances.

Included in related party receivables at September 30, 2010 is a $35,000 receivable resulting from a loan made to a company partially owned by the Company’s chairman and chief executive officer. Interest on the loan is 8.0% and the entire outstanding amount became payable upon demand on September 1, 2010.

Also included in related party receivables at September 30 and June 30, 2010 is a receivable attributed to lease income. The Company leases certain office space to a company whose shareholders are also shareholders of the Company, one of whom is the Company's chairman. At September 30, 2010 and June 30, 2010, $-0- and $7,815, respectively, was owed to the Company and is included in related party receivables.

Due to Related Parties

During the three months ended September 30, 2010 and 2009, the Company expensed $6,600 related to broadband usage from an internet service provider partially owned by two shareholders of the Company, one of whom is the Company's chairman, of which $25 and $2,200 remained as a payable to the affiliate and is included in due to related parties in the accompanying condensed consolidated balance sheets at September 30, 2010 and June 30, 2010, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Accrued Expenses - Related Parties

Accrued expenses - related parties as of and for the three months ended September 30, 2010 and the year ended June 30, 2009 are as follows:

	Three months ended September 30, 2010	Year ended June 30, 2009
Balance at beginning of period	$322,281	$221,493
Expenses incurred:
Rent	27,500	110,000
Commissions	40,371	551,932
Less: amounts paid	(276,903)	(561,144)
Balance at end of period	$113,249	$322,281

The Company incurred sales commissions for the marketing and sale of videogames with four affiliates of the Company’s chairman. Sales commissions for the three months ended September 30, 2010 and 2009 were $40,371 and $108,046, respectively. These amounts are included in sales and marketing in the accompanying condensed consolidated statements of operations.

Lease - Related Parties

The Company leases certain office space from a company whose shareholders are also shareholders of the Company, one of whom is the Company’s chairman. Related party lease expense was $27,500 for the three months ended September 30, 2010 and 2009. These amounts are included in the general and administrative expense in the accompanying condensed consolidated statements of operations. The lease expires on December 31, 2010.

8. Related Party Transactions, Cont.

The Company leases certain office space to a company whose shareholders are also shareholders of the Company, one of whom is the Company’s chairman. Related lease income was $3,908 for the three months ended September 30, 2010 and 2009. These amounts are included in general and administrative expense in the accompanying condensed consolidated statements of operations. The lease expires on December 31, 2010.

9. Commitments

Total future minimum commitments are as follows:

	Software	Office
	Developers	Lease	Total
For the year ending June 30,

2011 (nine months ended June 30, 2011)	$5,722,739	$49,272	$5,772,011
2012	-	29,029	29,029
2013	-	33,867	33,867
2014	-	-	-
2015	-	-	-
Total	$5,722,739	$112,168	$5,834,907

10. Stock-based Compensation

In May 2008, the Company’s board of directors and its shareholders approved the 2008 Equity Incentive Compensation Plan (the “2008 Plan”) for the grant of stock awards, including restricted stock and stock options, to officers, directors, employees and consultants. The 2008 Plan expires in May 2018. Shares available for future grant as of September 30, 2010 and June 30, 2010 were 85,888 and 919,372, respectively, under the 2008 Plan.

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

The assumptions used in the Black-Scholes option pricing model to value the Company’s option grants to employees and non-employees were as follow:

	For the three months ended September 30, 2010	For the three months ended September 30, 2009
Risk-free interest rate	1.6 – 2.5%	2.5 - 3.5%
Weighted-average volatility	155 - 157%	161 – 165%
Expected term	5.5 – 8.7 years	5.5 - 9.7 years
Expected dividends	0.0%	0.0%

The following table summarizes the stock-based compensation expense resulting from stock options and restricted stock in the Company’s consolidated statements of operations:

	For the three months ended September 30, 2010	For the three months ended September 30, 2009
Sales and marketing	$10,705	$27,622
General and administrative	142,897	128,574
Total stock-based compensation expense	$153,602	$156,196

10. Stock-based Compensation, Cont.

As of September 30, 2010, the Company’s unrecognized stock-based compensation for stock options issued to employees and non-employee directors was approximately $623,390 and will be recognized over a weighted average of 1.8 years. The Company estimated a 5.0% forfeiture rate related to the stock-based compensation expense calculated for employees and non-employee directors.

The following table summarizes the Company’s stock option activity for employees, non-employee directors, and non-employees for the three months ended September 30, 2010:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2010	2,882,128	$1.16	-	$-
Activity for the nine months ended September 30, 2010
Granted	696,500	0.30	9.88	9,000
Exercised	-		-	-
Forfeited, cancelled or expired	58,667	0.67	8.81	-
Outstanding as of September 30, 2010	3,519,961	$0.90	8.81	$9,000
Exercisable as of September 30, 2010	1,226,212	$1.38	8.19	$-
Exercisable and expected to be exercisable	2,293,749	$0.93	8.77	$7,715

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price ($0.25 per share) as of September 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted average fair value of stock options granted to employees and non-employee directors during the three months ended September 30, 2010 was $0.30 per share.

The following table summarizes the Company’s restricted stock activity for the nine months ended March 31, 2010:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of June 30, 2010	1,085,000	$0.37
Activity for the nine months ended September 30, 2010
Granted	195,651	0.23
Vested	65,000	0.75
Forfeited, cancelled or expired	-	-
Outstanding as of September 30, 2010	1,215,651	$0.33
Vested as of September 30, 2010	178,500	$1.64

10. Stock-based Compensation, Cont.

As of September 30, 2010, the Company’s unrecognized stock-based compensation for restricted stock issued to employees and non-employee directors was approximately $293,211 and will be recognized over a weighted average of 1.94 years.

11. Contingencies

On October 27, 2008, Gamecock was served with a demand for arbitration by a developer alleging various breaches of contract related to a publishing agreement entered into between Gamecock and the developer on December 12, 2007. The developer is seeking an award of $4,910,000, termination of the agreement, exclusive control of the subject videogame, and discretionary interest and costs. Gamecock has responded stating that the developer’s attempts to terminate the publishing agreement constitute wrongful termination of the agreement and breach of the agreement. Gamecock has also filed a counterclaim against the developer seeking the return of approximately $5.9 million in advances on royalties in the event the publishing agreement is terminated. The developer has filed a supplemental demand for arbitration concerning royalty payments due under a separate publishing agreement and is seeking an award of $41,084. An arbitration scheduled for January 2010 has been put on hold pending possibility of settlement. As of September 30, 2010, the Company believes it has accrued sufficient amounts to cover potential losses related to this matter. The Company’s management currently believes that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, legal issues are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of this matter could have a material adverse effect on the Company’s consolidated financial position and the results of operations in the period in which any such effect is recorded.

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

In September 2010, the Company instituted summary proceedings in the Lyon France Commercial Court against Nobilis Group in which the Company has alleged the Licensing and Distribution Agreements for the games the Company was to obtain and has obtained from Nobilis, including the My Baby games, were wrongfully terminated. In addition, the Company has claimed that the grant of the rights to My Baby 3 to Majesco were unlawful. The Company is seeking the reinstatement of the agreements and damages associated with the actions of Nobilis. Following a hearing on October 26, 2010, the court has rendered a temporary summary judgment reinstating the agreement for My Baby First Steps and ordered Nobilis to advise Nintendo to build all products pursuant to the My Baby First Steps contract, which includes the My Baby First Steps game and an additional fourteen games. A further hearing was held on November 9, 2010, in which the Company sought to affirm the court’s prior judgment reinstating the My Baby First Steps contract as well as to reinstate the My Baby 1 contract. The court has not yet rendered any decision regarding these matters. The parties are in settlement negotiations.

Other than the foregoing, the Company is engaged in litigation incidental to the Company’s business to which the Company is a party. While the Company cannot predict the ultimate outcome of these various legal proceedings, it is management’s opinion that, individually, the resolution of these matters should not have a material effect on the consolidated financial position or results of operations of the Company. As of September 30, 2010, the Company has accrued an aggregate amount of $839,903 related to such matters. The Company expenses legal costs as incurred in connection with a loss contingency.

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

11. Contingencies, Cont.

On September 3, 2010, the Company, Terry Phillips, the Company’s chairman, and Melanie Mroz, the Company’s CEO, received Wells Notices from the staff of the Securities and Exchange Commission advising that the staff will recommend to the Securities and Exchange Commission that cease and desist orders issue for alleged violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 12b-20 and 13a-13 adopted under this act. In addition, the staff has alleged violations by Mr. Phillips and Ms. Mroz of Rule 13b-2 and Rule 13a-14 by Ms. Mroz. These alleged violations result from the facts underlying the need to file an amended Form 10Q/A for the fiscal quarter ended March 31, 2009.

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

12. Gain on Settlement of Trades Payables

The gain on the settlement of trade payables at less than recorded values results from negotiations with various unsecured creditors for the settlement and payment of the trade payable at amounts less than that the recorded liability. For the three months ended September 30, 2010, the Company’s gain on settlement of trade payables was as follows:

	Net Trade Payables Settled	Other Assets Acquired/ Liabilities Assumed	Payments in Cash	Payments in Equity	Forgiveness of Debt

Vendor 1	$12,000	$-	$(10,000)	$-	$2,000
Vendor 2	1,064,848	-	(481,726)	-	583,122
	$1,076,848	$-	$(491,726)	$-	$585,122

13. Additional Financial Statement Information

Accrued expenses and other current liabilities consist of the following:

	September 30,	June 30,
	2010	2010

Accrued expenses	$1,693,186	$1,700,208
Reserve for marketing development funds (MDF)	388,433	344,210
Commissions	100,344	161,678
Guaranteed royalty payments	135,000	135,000
Accrued payroll and payroll taxes	193,304	266,740
Customer cash in advance deposits	50,920	31,793
Accrued interest	1,586,386	1,062,200
Other	110,998	79,882

	$4,258,571	$3,781,711

No other items accounted for greater than five percent of total current liabilities as of September 30, 2010 or June 30, 2010.

14.  Subsequent Event

Effective November 1, 2010, the number of authorized shares of common stock of the Company was increased from 90,000,000 to 190,000,000.  The increase was effective upon the filing of an amendment to the Company's certificate of incorporation with the State of Delaware.  The Company's Board of Directors and stockholders approved the amendment in July 2010, and the amendment was filed following the delivery of an Information Statement to the Company's stockholders on October 8, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended June 30, 2010.

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements reflect our plans, expectations and beliefs, and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, and in “Risk Factors” in Item 1A, Part I, of our annual report on Form 10-K for the year ended June 30, 2010.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is predicated upon, among other things, generating positive cash flows from operations, curing the default on the production advance payable, and the resolution of various contingencies. In their report on our audited financial statements for the year ended June 30, 2010, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

Overview

We are an independent developer and publisher of interactive entertainment software. We utilize our network of independent studios and developers to create videogames for all popular videogame systems, including:

•	home videogame consoles such as Microsoft Xbox 360, Nintendo Wii, Sony PlayStation 3 and Sony PlayStation 2;

•	handheld platforms such as Nintendo DS, Nintendo DSi, Sony PSP, Sony PSPgo and Apple iPhone; and

•	personal computers.

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

Our strategy is to establish a portfolio of successful proprietary content for the major videogame systems, and to capitalize on the growth of the interactive entertainment market. We currently work exclusively with independent software developers and videogame studios to develop our videogames. This strategy enables us to source and create highly innovative videogames while avoiding the high fixed costs and risk of having a large internal development studio. Through outsourcing, we are also able to access videogame concepts and content from emerging studios globally, providing us with significant new product opportunities with limited initial financial outlay, compared to internally developed videogames.

Sources of Revenue

Revenue is primarily derived from the sale of videogame titles developed on our behalf by third parties and other content partnerships. Our unique business model of sourcing and developing creative product allows us to better manage our fixed costs relative to industry peers.

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

Gain on Settlement of Trade Payables. Gain on settlement of trade payables is the result of negotiations with various unsecured creditors for the settlement and payment of trade payables at amounts less than the recorded liability.

Change in Fair Value of Warrant Liability. The Company’s senior secured convertible notes and certain warrants have been accounted for in accordance with applicable authoritative guidance for derivative instruments which requires identification of certain embedded features to be bifurcated from debt instruments and accounted for as derivative assets or liabilities. The derivative assets and liabilities are initially recorded at fair value and then at each reporting date, the change in fair value is recorded in the condensed consolidated statement of operations.

Interest and Financing Costs. Interest and financing costs are attributable to our financing arrangements that are used to fund development of videogames with third parties, which often takes 12-24 months. Additionally, such costs are used to finance the accounts receivables prior to payment by customers.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates were based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 to the accompanying condensed consolidated financial statements and in our annual report on Form 10-K for the year ended June 30, 2010. The following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

We have an arrangement pursuant to which we distribute videogames co-published with another company for a fee based on the gross sales of the videogames. Under the arrangement, we bear the inventory risk as we purchase and take title to the inventory, warehouses the inventory in advance of orders, prices and ships the inventory and invoices its customers for videogame shipments. Also under the arrangement, we bear the credit risk as the supplier does not guarantee returns for unsold videogames and we are not reimbursed by the supplier in the event of non-collection. We record the gross amount of revenue under the arrangement as we are not acting as an agent for the principal in the arrangement as defined by Accounting Standard Codification (“ASC”) Topic 605.

Third-party licensees in Europe distribute videogames under license agreements with us. The licensees pay certain minimum, non-refundable, guaranteed royalties when entering into the licensing agreements. Upon receipt of the advances, we defer their recognition and recognize the revenues in subsequent periods as these advances are earned by us. As the licensees pay additional royalties above and beyond those initially advanced, we recognize these additional royalties as revenues when earned.

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

Amortizable Intangible Assets. Intangible assets subject to amortization are carried at cost less accumulated amortization. Amortizable intangible assets consist of game sequels, non-compete agreements and distribution agreements. Intangible assets subject to amortization are amortized over the estimated useful life in proportion to the pattern in which the economic benefits are consumed, which for some intangibles assets are approximated by using the straight-line method. Long-lived assets including amortizable intangible assets are reviewed for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and amortizable intangible assets is based on the amount by which the carrying value exceeds the fair value of the asset.

 Assessment of Impairment of Goodwill. ASC Topic 350, Intangibles – Goodwill and Other, Subtopic 20, Goodwill , (“ASC 350-20”) requires a two-step approach to testing goodwill for impairment. ASC 350-20 requires that the impairment test be performed at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities.

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

Change in Fair Value of Warrant Liability. We are required to classify the fair value of certain warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. Our estimate of the expected volatility is based on historical volatility. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability.

Consolidated Results of Operations

The following table sets forth our results of operations expressed as a percentage of net revenues for the three months ended September 30, 2010 and 2009:

	For the three months ended September 30,
	2010	2009

Net revenues	100.0%	100.0%

Cost of goods sold:
Product costs	53.2%	21.3%
Royalties, net	(4.7)%	29.9%
Intellectual property licenses	6.7%	0.7%
Total cost of goods sold	55.2%	51.9%

Gross profit	44.8%	48.1%

Operating expenses:
Warehousing and distribution	4.6%	1.7%
Sales and marketing	62.6%	21.9%
General and administrative	135.0%	18.6%
Gain on settlement of trade payables	(40.9)%	-%
Total operating expenses	161.3%	42.2%

(Loss) income from operations	(116.5)%	5.9%

Other expenses (income):
Change in fair value of warrant liability	(106.9)%	-%
Interest and financing costs, net	74.3%	1.8%

Net (loss) income	(83.9)%	4.1%

Comparison of the Three Months Ended September 30, 2010 and 2009

Net Revenues. Net revenues for the three months ended September 30, 2010 were $1,431,859, a decrease of $15,277,790, or 91%, from net revenues of $16,709,649 for the three months ended September 30, 2009. The decrease in net revenues was primarily driven by releasing a decreased number of titles. For the three months ended September 30, 2010, the number of videogame units sold decreased to approximately 135,000, a decrease of 602,000 units from the units sold in the comparable period in 2009. During the three months ended September 30, 2009, we released ten new titles versus no new titles during the current period due to the delay of certain launch dates of upcoming releases. Additionally, due to the litigation with Nobilis, we were unable to manufacture or ship any of the My Baby brand products during the three months ended September 30, 2010. This decrease in new titles in addition to being unable to ship My Baby brand products directly impacted the amount of units shipped. Average net revenue per videogame unit sold decreased 53%, from $22.67 to $10.61 for the three months ended September 30, 2009 and 2010, respectively. This average decrease in price is mainly due to selling older units during the three months ended September 30, 2010, which are discounted and have a lower price point, versus the sales of new release titles in the comparable period in 2009.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2010 decreased to $790,067, down $7,876,950, or 91%, from $8,667,017 for the comparable period in 2009. Product costs for the three months ended September 30, 2010 decreased $2,785,404, or 79%, from the comparable period in 2009. This decrease was primarily driven by the decrease in units shipped from the prior period. For the three months ended September 30, 2010, the number of videogame units sold decreased to approximately 135,000, a decrease of approximately 602,000 units from the units sold in the prior period. For the three months ended September 30, 2010, we incurred negative royalty expense of $67,108 compared to royalty expense of $5,000,671 for the three months ended September 30, 2009. This $5,067,779, or 101%, decrease from the comparable period in 2009 was primarily attributed to sales discounts passed on to a distribution partner that reduced our accrued royalty liability. Due to the significant decrease in new titles released and net revenues, there was not enough royalty expense to offset the reduction in liability.

Gross Profit. For the three months ended September 30, 2010 and 2009, gross profit decreased by $7,400,840, or 92%, to $641,792 from $8,042,632. Gross profit margin decreased to approximately 45% for the three months ended September 30, 2010 from 48% in the same period in 2009. The decrease in gross profit is attributable to the lack of new release titles, which sell at a higher price point, in the three months ended September 30, 2010, as compared to the comparable period in 2009.

Warehousing and Distribution Expenses. For the three months ended September 30, 2010 and 2009, warehousing and distribution expenses were $66,089 and $286,511, respectively, resulting in a decrease of 77%. This decrease is due primarily to a decrease in units shipped and units currently being held at our third party warehouse when compared to the same period in 2009.

Sales and Marketing Expenses. For the three months ended September 30, 2010, sales and marketing expenses decreased 75% to $896,671 from $3,655,056 for the three months ended September 30, 2009. This decrease is primarily due to our cost reduction strategy as well as the decrease in the number of new titles released during the three months ended September 30, 2010 versus the comparable prior year period. Sales and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes. Included in sales and marketing expenses for the three months ended September 30, 2010 and 2009 is a non-cash charge of $10,705 and $27,622, respectively, for stock options granted to vendors and other non-employees.

General and Administrative Expenses. For the three months ended September 30, 2010, general and administrative expenses decreased $1,182,453 to $1,932,315 from $3,114,768 for the comparable prior year period. Wages included in general and administrative expenses decreased from $962,547 for the three months ended September 30, 2009 to $716,569 for the three months ended September 30, 2010, a decrease of 26%. Professional fees decreased 88% from $1,277,847 for the three months ended September 30, 2009 to $153,055 for the three months ended September 30, 2010, as a result of legal and accounting fees related to litigation in the comparable period in 2009. Travel and entertainment expenses were $53,323 for the three months ended September 30, 2009, as compared to $101,077 for the three months ended September 30, 2010. General and administrative expenses as a percentage of net revenues increased, to approximately 135% for the three months ended September 30, 2010 from 19% for the same period in 2009. In addition, for the three months ended September 30, 2010, general and administrative expenses includes $142,897 for noncash compensation related to employee stock options and restricted stock granted, an increase of $14,323, or 11%, from the comparable period in 2009.

Gain on Settlement of Trade Payables. For the three months ended September 31, 2010, the gain on settlement of trade payables was $585,122, which was the result of negotiations with various unsecured creditors for the settlement and payment of trade payables at amounts less than the recorded liability.

Operating (Loss) Income. For the three months ended September 30, 2010, our operating loss was $1,668,161, an increase of $2,654,458, or 269%, over operating income of $986,297 for the same period in 2009.

Change in Fair Value of Warrant Liability. We are required to classify the fair value of certain warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This revaluation resulted in a gain of $1,531,323, which the Company recorded to operations during the three months ended September 30, 2010.

Interest and Financing Costs, Net. For the three months ended September 30, 2010, interest and financing costs increased to $1,064,096 from $299,316 for the comparable prior year period due to an increase in average borrowings levels, amortization of debt issuance costs, and as a result of expense related to the production advance payable. Amortization of debt issuance costs related to the senior secured convertible notes for the three months ended September 30, 2010 totaled $66,092. The production advance payable is currently in default and is accruing production fees at $0.009 per unit (based upon 382,000 units) for each day after November 14, 2009, which amounted to approximately $279,000 for the three months ending September 30, 2010. The increase in interest and financing costs is also attributed to amortization of the debt discount associated with the Series A warrants that were issued with the senior secured convertible notes. Amortization of the debt discount totaled $361,562 for the three months ended September 30, 2010.

Net (Loss) Income. For the three months ended September 30, 2010, our net loss was $1,200,934 over net income of $686,981 for the same period in 2009.

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

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our videogames, (ii) working capital, and (iii) capital expenditures. Historically, we have met our capital needs, including working capital, capital expenditures and commitments, through our operating activities, our line of credit, through the sale of our equity securities, and, prior to the reverse acquisition, loans from related parties and our shareholders. Our cash and cash equivalents were $449,926 at September 30, 2010 and $92,893 at June 30, 2010.

Line of Credit. During fiscal year 2010, we maintained a line of credit with SunTrust that was scheduled to mature on November 30, 2010. At June 30, 2010, the outstanding line of credit balance was $3,830,055 and the remaining available under the line of credit amounted to $-0-. As of July 12, 2010, we repaid in full the entire outstanding balance owed to SunTrust through a new factoring line of credit.

Factoring Agreement. On July 12, 2010, we entered into a factoring agreement with Rosenthal & Rosenthal, Inc. (the “Factoring Agreement”). Under the Factoring Agreement, we agreed to sell receivables arising from sales of inventory to Rosenthal & Rosenthal. Under the terms of the Factoring Agreement, we are selling all of our receivables to Rosenthal & Rosenthal. For the approved receivables, Rosenthal & Rosenthal will assume the risk of collection. We have agreed to pay Rosenthal & Rosenthal a commission of .60% of the amount payable under all of our invoices to most of our customers against a minimum commission of $30,000 multiplied by the number of months in a contract period, with the first period being 12 months and the second 7 months. All payments received by Rosenthal & Rosenthal are payable to us after amounts due to Rosenthal & Rosenthal are satisfied. Under the Factoring Agreement, we have the right to borrow against payments due us at the rate of 65% of credit approved receivables. The borrowing rate against non-credit approved receivables is subject to negotiation. The interest rate on borrowings is equal to the greater of prime plus 1.5% per annum or 6.5% per annum. A $10,000,000 loan cap applies against our borrowings, which is subject to an increase of up to $3,000,000 if shareholders’ equity increases. The initial term of the Factoring Agreement ends on February 28, 2012. At September 30, 2010, $1,940,268 was due to Rosenthal & Rosenthal under the Factoring Agreement.

Accounts Receivable. Generally, we have been able to collect our accounts receivable in the ordinary course of business. We do not hold any collateral to secure payment from customers. We are subject to credit risks, particularly if any of our accounts receivable represent a limited number of customers. If we are unable to collect our accounts receivable as they become due, it could adversely affect our liquidity and working capital position.

At September 30, 2010 and June 30, 2010, amounts due from our three largest customers comprised approximately 30% and 54% of our gross accounts receivable balance, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer’s credit worthiness and economic conditions that may impact our customers’ business and access to capital. We continue to monitor the lagging economy, the global contraction of credit markets and other factors as they relate to our customers in order to manage the risk of uncollectible accounts receivable.

Senior Secured Convertible Notes. On July 16, 2010, we entered into a Securities Purchase Agreement with CNH Diversified Opportunities Master Account, L.P., CNH CA Master Account, L.P., AQR Diversified Arbitrage Fund and Terry Phillips, our chairman, for the sale of $5,500,000 of senior secured convertible notes (the “Initial Notes”) and related warrants. Mr. Phillips’ Initial Note was issued in exchange for a junior secured convertible note originally issued to him on April 30, 2010. We received $5,000,000 in cash for $5,000,000 of the senior secured convertible notes and exchanged a $500,000 prior junior secured convertible note for $500,000 of the senior secured convertible notes.

On August 31, 2010, we entered into an Amended and Restated Securities Purchase Agreement, pursuant to which we sold an aggregate of $2,000,000 of a new series of senior secured convertible promissory notes (the “Additional Notes”) to AQR Opportunistic Premium Offshore Fund, L.P., Advanced Series Trust, solely on behalf of the AST Academic Strategies Asset Allocation Portfolio, and Terry Phillips, our chairman. We received $2,000,000 in cash for $2,000,000 of the Additional Notes, of which $200,000 was paid by Mr. Phillips.

Purchase Order Assignment Agreement. On September 20, 2010, we entered into a master purchase order assignment agreement (the “Purchase Order Assignment Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Purchase Order Assignment Agreement, we may request that Wells Fargo accept the assignment of customer purchase orders and request that Wells Fargo purchase the required materials to fulfill such purchase orders. If accepted, Wells Fargo, in turn, will retain us to manufacture, process, and ship the ordered goods. Wells Fargo’s aggregate outstanding funding under the agreement shall not exceed $2,000,000. Upon receipt of customer payments by Wells Fargo, we will be paid a fee for its services, with such fee calculated pursuant to the terms of the agreement. Also from such customer payments, Wells Fargo shall be entitled to receive the following: (1) a transaction initiation and set-up fee equal to 1.5% of the aggregate amount outstanding on all amounts (including letters of credit) advanced by Wells Fargo; (2) a daily maintenance fee equal to 0.05% of all amounts (including letters of credit) advanced by Wells Fargo which remain outstanding for more than 30 days; and (3) a product advance fee equal to (a) the prime rate plus 2%, divided by 360, multiplied by (b) (i) the aggregate amount outstanding on all amounts (including letters of credit) advanced by Wells Fargo on account of purchases of products or other advances made in connection with a customer purchase order, multiplied (ii) by the number of days from the earlier of (A) the date on which any such letter of credit or purchase order or financial accommodation is negotiated into cash, or (B) the date funds are advanced by other than issuing a letter of credit or purchase order. A security agreement secures the advances made to us under the Purchase Order Assignment Agreement.

Although there can be no assurance, we believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our factoring line and Wells Fargo agreement, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months. In addition, if we were unable to fully fund our cash requirements through current cash and cash equivalents and projected cash flow from operations, we would need to obtain additional financing through a combination of equity and debt financings. If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing, particularly in light of the general economic downturn. In their report on our audited financial statements for the year ended June 30, 2010, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. See "Note 1. Summary of Significant Accounting Policies- Going Concern" to our condensed consolidated financial statements included elsewhere in this report for additional information.

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

During the three months ended September 30, 2010, we had net cash used in operating activities of $1,319,946, and during the three months ended September 30, 2009, we had net cash used in operating activities $2,221,544.

During the three months ended September 30, 2010, investing activities resulted in net cash used of $16,737 and during the three months ended September 30, 2009, investing activities resulted in net cash provided of $391,183. The cash provided was a result of the release of restricted cash during the three months ended September 30, 2010.

During the three months ended September 30, 2010, financing activities resulted in net cash provided of $1,969,094 and during the three months ended September 30, 2009, financing activities resulted in net cash provided of $1,406,774.

International Operations. Net revenue earned outside of North America is principally generated by our operations in Europe, Australia and Asia. For the three months ended September 30, 2010 and 2009, approximately 12% and 28%, respectively, of our net revenue was earned outside of the U.S. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended June 30, 2010. Our exposures to market risk have not changed materially since June 30, 2010.

Item 4. Controls and Procedures

Restatement of Previously Issued Financial Statements

On September 11, 2009, we filed an amendment to our quarterly report on Form 10-Q for the quarter ended March 31, 2009 with the Securities Exchange Commission (the “SEC”) to restate our previously issued financial statements included in the report. In connection with that filing, during the first fiscal quarter of 2010, management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based on that reevaluation, our chief executive officer, who was then also serving as our interim chief financial officer, and in consultation with our chairman, concluded that our disclosure controls and procedures were not effective as of March 31, 2009 as a result of a number of material weakness in our internal control over financial reporting, all of which, other than as set forth in the following paragraph, were remediated during the fiscal year ended June 30, 2010 and disclosed in our Form 10-K for such period.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, and in consultation with our chairman, of the effectiveness of the design and operation of our disclosure controls and procedures, to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and that such information required to be disclosed was accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. Based upon this reevaluation, our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2010 as a result of the material weakness in our internal control over financial reporting identified in the paragraph above.

Changes in Internal Control over Financial Reporting

As discussed above, as of September 30, 2010, we had a material weakness in our internal control over financial reporting.

In addition to the remediation measures described below under the heading “Remediation Steps to Address Material Weakness,” we have made the following changes to address the previously reported material weaknesses in internal control over financial reporting and disclosure controls and procedures:

•	we implemented a closing calendar and consolidation process that includes accrual based financial statements being reviewed by qualified personnel in a timely manner;

•	we review consolidating financial statements with senior management and the audit committee of the board of directors;

•	we complete disclosure checklists for both GAAP and SEC required disclosures to ensure disclosures are complete;

•	we have appointed a chief financial officer with the requisite experience in internal accounting in the videogame industry and made other related personnel changes;

•
we have enhanced our computer software and internal procedures related to information technology in order to migrate from spreadsheet applications into automated functions within the accounting system;

•	we have implemented access controls into our financial accounting software;

•
we have made staff changes so that the accounting persons responsible for the preparation of external reporting, including public filings, are qualified accountants who stay abreast of new requirements through subscriptions and training. New pronouncements are summarized and reported to accounting staff, management and the audit committee as appropriate; and

•	we continue to communicate and enforce all policies and procedures relating to purchasing for our company.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  This legislation includes an exemption for companies with less than $75 million in market capitalization (non-accelerated filers) to Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an external auditor’s report on the effectiveness of a registrant’s internal control over financial reporting.  The SEC has not published a final rule on this new law.  We are in the process of determining the effects, if any, of this new law.

Remediation Steps to Address Material Weakness

During the quarter ended September 30, 2010, we continued to remediate the remaining material weakness in our internal controls over financial reporting by putting in effect further additional controls to restrict access to our automated accounting system and restricting access to our automated accounting system to only those employees under the direct supervision of our Chief Financial Officer.

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

PART II

Item 1. Legal Proceedings

In September 2010, we instituted summary proceedings in the Lyon France Commercial Court against Nobilis Group in which we have alleged the Licensing and Distribution Agreements for the games we were to obtain and have obtained from Nobilis, including the My Baby games, were wrongfully terminated. In addition, we have claimed that the grant of the rights to My Baby 3 to Majesco were unlawful. We are seeking the reinstatement of the agreements and damages associated with the actions of Nobilis. Following a hearing on October 26, 2010, the court has rendered a temporary summary judgment reinstating the agreement for My Baby First Steps and ordered Nobilis to advise Nintendo to build all products pursuant to the My Baby First Steps contract, which includes the My Baby First Steps game and an additional fourteen games. A further hearing was held on November 9, 2010, in which we sought to affirm the court’s prior judgment reinstating the My Baby First Steps contract as well as to reinstate the My Baby 1 contract. The court has not yet rendered any decision regarding these matters. The parties are in settlement negotiations.

On September 3, 2010, we, Mr. Phillips, our chairman, and Melanie J. Mroz, our CEO, have received Wells Notices from the staff of the SEC (the “Staff”) advising that the staff will recommend that the SEC institute a cease and desist proceeding against us and Ms. Mroz with respect to our alleged violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and certain rules adopted thereunder, and bring a civil injunctive action against Mr. Phillips for abiding and abetting the foregoing violations of our company. In addition, the Staff intends to recommend that, in the civil action, the SEC seek a civil penalty against Mr. Phillips. These alleged violations result from the facts underlying then need to file an amended quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009.

Other than the foregoing, there have been no material development in any material legal proceedings. From time to time, however, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot accurately predict the amount of our liability, if any, that could arise with respect to legal actions currently pending against us, we do not expect that any such liability will have a material adverse effect on our consolidated financial position, operating results or cash flows. We believe that we have obtained adequate insurance coverage, rights to indemnification, or where appropriate, have established reserves in connection with these legal proceedings.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended June 30, 2010 includes a discussion of our risk factors. There have been no material changes to risk factors as previously disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on October 13, 2010.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 (Removed and Reserved)

Item 5.                 Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2*	First Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.3(1)	Amended and Restated Bylaws.
4.1(2)	Form of senior secured convertible note.
4.2(2)	Form of Series A Warrant issued to senior secured convertible note holders.
4.3(2)	Form of Series B Warrant issued to senior secured convertible note holders.
4.4(3)	Form of Additional Notes.
10.1(4)	Factoring Agreement, dated as of July 7, 2010, between SouthPeak Interactive, L.L.C. and Rosenthal & Rosenthal.
10.2(2)	Securities Purchase Agreement, dated July 16, 2010, among the Company and the purchasers named therein.
10.3(2)	Pledge and Security Agreement dated July 16, 2010 securing senior secured convertible notes.
10.4(2)	Registration Rights Agreement, dated July 19, 2010, executed in conjunction with issuance of senior secured convertible notes.
10.5(5)	First Amendment to May 12, 2008 Registration Rights Agreement dated August 17, 2010.
10.6(3)	Amended and Restated Securities Purchase Agreement, dated August 31, 2010, among the Company and the purchasers named therein.
10.7(6)	Master Purchase Order Assignment Agreement, dated September 21, 2010, with Wells Fargo Bank, N.A.
10.8(6)	Security Agreement, dated September 21, 2010, for the benefit of Wells Fargo Bank, N.A.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on July 22, 2010.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on September 3, 2010.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on July 14, 2010.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on August 20, 2010.
(6)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Commission on September 27, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHPEAK INTERACTIVE CORPORATION

	By:	/s/ Melanie Mroz
Melanie Mroz
President and Chief Executive Officer

/s/ Reba McDermott
Reba McDermott
Chief Financial Officer
(Principal Accounting Officer)
Date: November 15, 2010

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.2	First Certificate of Amendment of Amended and Restated Certificate of Incorporation.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.