Form 10-Q
period 2010-12-31
SouthPeak Interactive CORP
filed 2011-02-17
CIK 1336262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010
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

Yes  ☐      No  ☑

As of February 11, 2011, 60,799,538  shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

PART I

Item 1.   Condensed Consolidated Financial Statements

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	June 30, 2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$78,631	$92,893
Accounts receivable, net of allowances of $928,451 and $5,700,931 at December 31, 2010 and June 30, 2010, respectively	1,150,873	3,703,825
Inventories	1,131,915	1,211,301
Current portion of advances on royalties	11,911,559	12,322,926
Current portion of intellectual property licenses	353,571	383,571
Related party receivables	16,260	34,509
Prepaid expenses and other current assets	457,836	695,955

Total current assets	15,100,645	18,444,980

Property and equipment, net	2,559,579	2,667,992
Advances on royalties, net of current portion	1,920,978	1,511,419
Intellectual property licenses, net of current portion	1,237,500	1,534,286
Goodwill	7,911,800	7,911,800
Deferred debt issuance costs, net	532,681	-
Intangible assets, net	10,358	17,025
Other assets	10,955	11,280

Total assets	$29,284,496	$32,098,782

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Line of credit	$-	$3,830,055
Due to factor	864,902	-
Secured convertible debt in default, net of discount	3,884,377	950,000
Warrant liability	1,276,102	-
Current portion of long-term debt	67,334	65,450
Production advance payable in default	3,755,104	3,755,104
Accounts payable	9,951,665	12,663,788
Accrued royalties	4,455,312	2,530,253
Accrued expenses and other current liabilities	4,877,623	3,781,711
Deferred revenues	77,312	325,301
Due to related parties	4,425	2,200
Accrued expenses - related parties	341,618	322,281
Total current liabilities	29,555,774	28,226,143

Long-term debt, net of current portion	1,507,310	1,541,081
Total liabilities	$31,063,084	$29,767,224

Commitments and contingencies	-	-

Shareholders’ equity (deficit):

Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and June 30, 2010	-	-
Series A convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized; 5,503,833 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively; aggregate liquidation preference of $5,503,833 at December 31, 2010	550	550
Common stock, $0.0001 par value; 190,000,000 and 90,000,000 shares authorized at December 31, 2010 and June 30, 2010, respectively; 60,181,870 and 59,774,370 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	6,018	5,976
Additional paid-in capital	30,559,705	31,154,835
Accumulated deficit	(32,257,094)	(28,973,325)
Accumulated other comprehensive income (loss)	(87,767)	143,522

Total shareholders’ equity (deficit)	(1,778,588)	2,331,558
Total liabilities and shareholders’ equity (deficit)	$29,284,496	$32,098,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009

Net revenues	$7,470,053	$10,063,952	$8,901,912	$26,773,601

Cost of goods sold:
Product costs	3,097,437	5,149,597	3,858,719	8,696,283
Royalties, net	3,298,538	1,618,962	3,231,430	6,619,633
Intellectual property licenses	95,893	99,797	191,786	219,457

Total cost of goods sold	6,491,868	6,868,356	7,281,935	15,535,373

Gross profit	978,185	3,195,596	1,619,977	11,238,228

Operating expenses (income):
Warehousing and distribution	282,327	320,723	348,416	607,234
Sales and marketing	974,498	2,215,620	1,871,169	5,870,676
General and administrative	2,091,082	2,973,944	4,023,397	6,088,712
Litigation costs	-	3,075,206	-	3,075,206
Gain on settlement of trade payables	-	(3,256,489)	(585,122)	(3,256,489)

Total operating expenses	3,347,907	5,329,004	5,657,860	12,385,339

Loss from operations	(2,369,722)	(2,133,408)	(4,037,883)	(1,147,111)

Other expenses (income):
Change in fair value of warrant liability	(1,531,323)	-	(3,062,646)	-
Interest and financing costs, net	1,244,436	508,858	2,308,532	808,174
Net loss	$(2,082,835)	$(2,642,266)	$(3,283,769)	$(1,955,285)

Basic loss per share:	$(0.04)	$(0.06)	$(0.06)	$(0.04)
Diluted loss per share:	$(0.04)	$(0.06)	$(0.06)	$(0.04)

Weighted average number of common shares outstanding - Basic	57,252,122	45,039,292	57,140,971	44,930,125
Weighted average number of common shares outstanding - Diluted	57,252,122	45,039,292	57,140,971	44,930,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,283,769)	$(1,955,285)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	132,142	129,972
Allowances for price protection, returns, and defective merchandise	(2,463,231)	(531,050)
Bad debt expense, net of recoveries	(49,161)	(35,321)
Stock-based compensation expense	214,283	359,920
Common stock and warrants issued to vendor	-	104,500
Amortization of royalties and intellectual property licenses	960,543	5,443,825
Loss on disposal of fixed assets	-	4,839
Amortization of debt discount and issuance costs	924,403	-
Change in fair value of warrant liability	(3,062,646)	-
Fair market value adjustment to common stock issued for advances on royalties	(2,112)	-
Gain on settlement of trade payables	(585,122)	(3,256,489)

Changes in operating assets and liabilities:
Due to/from factor, net	(1,395,186)	-
Accounts receivable	7,325,432	(1,788,962)
Inventories	79,386	749,689
Advances on royalties	(1,575,876)	(3,651,309)
Related party receivables	18,249	(27,635)
Prepaid expenses and other current assets	238,119	42,696
Production advance payable	-	3,755,104
Accounts payable	(2,127,001)	(4,318,114)
Accrued royalties	1,925,059	1,279,109
Accrued expenses and other current liabilities	1,230,912	1,988,225
Accrued litigation costs	-	4,308,035
Deferred revenues	(247,989)	(2,547,339)
Accrued expenses - related parties	19,337	(47,478)

Total adjustments	1,559,541	1,962,217

Net cash (used in) provided by operating activities	(1,724,228)	6,932

Cash flows from investing activities:
Purchases of property and equipment	(16,737)	(65,544)
Change in restricted cash	-	395,982
Net cash (used in) provided by investing activities	(16,737)	330,438

Cash flows from financing activities:
Proceeds from line of credit	-	16,557,571
Repayments of line of credit	(3,830,055)	(16,596,792)
Proceeds from inventory financing	1,710,281	-
Repayments of inventory financing	(1,710,281)	-
Repayments of long-term debt	(31,887)	(25,013)
Net proceeds from (repayments of) amounts due to shareholders	-	(232,440)
Net proceeds from (repayments of) amounts due to related parties	2,225	(120,645)
Proceeds from the issuance of subordinated convertible promissory notes	7,000,000	-
Payment of debt issuance costs	(733,959)	-
Repayments of subordinated convertible promissory notes	(450,000)	-
Proceeds from the exercise of common stock warrants	1,668	-

Net cash provided by (used in) financing activities	1,957,992	(417,319)

Effect of exchange rate changes on cash and cash equivalents	(231,289)	90,247

Net (decrease) increase in cash and cash equivalents	(14,262)	10,298
Cash and cash equivalents at beginning of the period	92,893	648,311

Cash and cash equivalents at end of the period	$78,631	$658,609

Supplemental cash flow information:
Cash paid during the period for interest	$514, 642	$243,011

Supplemental disclosure of non-cash activities:
Fair value of common stock warrant liability at issuance date	$4,338,748	$-
Fair market value adjustment to common stock issued for advances on royalties	$811,039	$-
Conversion of junior secured subordinated convertible promissory note to senior secured convertible note	$500,000	$-
Issuance of vested restricted stock	$40	$-
Contingent purchase price payment obligation related to Gamecock acquisition	$-	$597,124
Decrease in goodwill with respect to finalizing purchase price allocation	$-	$55,423
Purchase of vehicle through the assumption of a note payable	$-	$73,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Principal Business Activity and Summary of Significant Accounting Policies

Business

SouthPeak Interactive Corporation (the “Company”) is an independent developer and publisher of interactive entertainment software.  The Company develops, markets and publishes videogames for all leading gaming and entertainment hardware platforms, including home videogame consoles such as Microsoft Corporation’s (“Microsoft”) Xbox 360 (“Xbox360”), Nintendo Co. Ltd.’s (“Nintendo”) Wii (“Wii”), Sony Computer Entertainment’s (“Sony”) PlayStation 3 (“PS3”) and PlayStation 2 (“PS2”); handheld platforms such as Nintendo Dual Screen (“DS”), Nintendo DSi, Sony PlayStation Portable (“PSP”), Sony PSPgo, Apple Inc. (“Apple”) iPhone; game applications for the Next Generation NVIDIA® Tegra™ mobile processor used in Droid phones and tablets; and personal computers.  The Company’s titles span a wide range of categories and target a variety of consumer demographics, ranging from casual players to hardcore gaming enthusiasts.

The Company maintains its operations in the United States and the United Kingdom. The Company sells its games to retailers and distributors in North America and United Kingdom, and primarily to distributors in the rest of Europe, Australia and Asia.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2010 and for the three and six month periods ended December 31, 2010 and 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (all of which are of a normal, recurring nature) considered for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of SouthPeak Interactive Corporation, and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

1.  Principal Business Activity and Summary of Significant Accounting Policies, Cont.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is predicated upon, among other things, generating positive cash flows from operations, curing the default on the production advance payable (see Note 5), and the resolution of various contingencies (see Note 11).

As of December 31, 2010, the Company had insufficient cash resources to satisfy its liabilities, many of which are past due. Further, the Company has various unresolved contingencies that could require future cash payments in excess of available funds (see Note 11).

On August 17, 2009, the Company entered into a unit production financing agreement with a producer relating to the production of certain games, of which the balance outstanding under this agreement was $3,755,104 at December 31, 2010 (see Note 5).  The Company has failed to make the required payments under this agreement.  As a result, the production advance payable is currently in default and is accruing additional production fees at $0.009 per unit (based upon 382,000 units) for each day after November 15, 2009 (approximately $1,298,000 through December 31, 2010). Given the manner in which the Company was required to enter into this agreement, the Company is contesting its liability for this obligation.

On December 31, 2010, the Company failed to make a timely payment of interest required pursuant to the secured convertible notes (the “Notes”).  Such failure triggered a default provision under the Notes following a seven day cure period.  On February 16, 2011, the Company entered into a Waiver and Forbearance Agreement (each, a “Waiver Agreement” and collectively, the “Waiver Agreements”) with the holders of the Notes (see Note 6).  Pursuant to the Waiver Agreements, the holders of the Notes waived their right of redemption and remedies regarding the Company’s failure to have paid the required interest and agreed to forbear from exercising all remedies available in connection with such failure until March 15, 2011. Pursuant to the Waiver Agreement, the Company is not required to pay the required interest until March 15, 2011 and the interest rates under the Notes increase to 15% and 29%, as applicable, from December 31, 2010 to March 15, 2011.

A failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. A going concern uncertainty may limit the Company’s ability to access certain types of financing, or may prevent the Company from obtaining financing on acceptable terms. If the Company is unable to obtain additional financing, it may not be able to continue as a going concern after its funds have been exhausted and the Company could be required to significantly curtail or cease operations, file for bankruptcy, or liquidate and dissolve. The accompanying condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. No adjustments have been made to carrying value of the assets and liabilities that might result from the outcome of this uncertainty.

Management plans to maintain the Company’s viability as a going concern by:

•
attempting to expeditiously resolve its contingencies for amounts significantly less than currently accrued for in order to reduce aggregate liabilities on the Company’s condensed consolidated balance sheet and negotiate payment terms manageable by the Company;

•	reducing costs and expenses in order to reduce the Company’s ongoing working capital needs and monthly cash burn;

•	seeking to raise additional capital.

•	applying the anticipated profits from several key game releases towards payment of its outstanding obligations.

1.  Principal Business Activity and Summary of Significant Accounting Policies, Cont.

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

Concentrations of Major Customers and Major Vendors

The Company has four customers, Wal-Mart, GameStop, Atari, and Target, which accounted for 19%, 17%, 14%, and 10%, respectively, of consolidated gross revenues for the six months ended December 31, 2010.  GameStop, Solutions2Go, and Atari accounted for 29%, 16%, and 15%, respectively, of consolidated gross accounts receivable at December 31, 2010.  For the six months ended December 31, 2009, Wal-Mart, GameStop, PDQ Distribution Limited and Solutions 2 Go accounted for 20%, 15%, 11% and 10%, respectively, of consolidated gross revenues.  GameStop, Wal-Mart, and Atari accounted for 29%, 15% and 10%, respectively, of consolidated gross accounts receivable at June 30, 2010.

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

Amounts incurred related to these three vendors as of December 31, 2010 and June 30, 2010 and for the three-month and six-month periods ended December 31, 2010 and 2009 are as follows:

	Cost of Goods Sold — Products				Accounts Payable
	For the three months ended December 31, 2010	For the three months ended December 31, 2009	For the six months ended December 31, 2010	For the six months ended December 31, 2009	As of December 31, 2010	As of June 30, 2010

Microsoft	$503,087	$214,598	$702,423	$2,952,440	$424,710	$158,592
Nintendo	$1,109,701	$3,194,743	$1,276,385	$4,026,539	$-	$-
Sony	$300,123	$81,265	$889,985	$108,787	$18,121	$449,042

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

Management must estimate the amount of potential future product returns and price protection related to current period revenues utilizing industry and historical Company experience, information regarding inventory levels, and the demand and acceptance of the Company’s games by end consumers. The Company regularly reviews its reserves and allowances for these items and assesses the adequacy of the amounts recorded. Similarly, management must make estimates of the uncollectibility of the Company’s accounts receivable.

1.  Principal Business Activity and Summary of Significant Accounting Policies, Cont.

At December 31, 2010 and June 30, 2010, accounts receivable allowances consisted of the following:

	December 31, 2010	June 30, 2010
Sales returns	$121,338	$2,634,097
Price protection	297,544	2,257,171
Doubtful accounts	505,056	771,442
Defective items	4,513	38,221

Total allowances	$928,451	$5,700,931

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

The Company determined that current business conditions, and the resulting decrease in the Company’s projected cash flows, constituted a triggering event which required the Company to perform interim impairment tests related to its long-lived assets and goodwill during the quarter ended December 31, 2010. The Company’s interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.  As of December 31, 2010, there was no impairment to goodwill.  The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.

1.  Principal Business Activity and Summary of Significant Accounting Policies, Cont.

Revenue Recognition

The Company recognizes revenue from the sale of video games upon the transfer of title and risk of loss to the customer. Accordingly, the Company recognizes revenue for software titles when (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable.  The Company’s payment arrangements with customers typically provide for net 30 and 60 day terms. Advances received for licensing and exclusivity arrangements are reported on the condensed consolidated balance sheets as deferred revenues until the Company meets its performance obligations, at which point the revenues are recognized. Revenue is recognized after deducting estimated reserves for returns, price protection and other allowances. In circumstances when the Company does not have a reliable basis to estimate returns and price protection or is unable to determine that collection of a receivable is probable, the Company defers the revenue until such time as it can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

The Company has an arrangement pursuant to which it distributes videogames co-published with another company for a fee based on the gross sales of the videogames.  Under the arrangement, the Company bears the inventory risk as the Company purchases and takes title to the inventory, warehouses the inventory in advance of orders, ships the inventory, and invoices its customers for videogame shipments.  Also under the arrangement, the Company bears the credit risk as the supplier does not guarantee returns for unsold videogames and the Company is not reimbursed by the supplier in the event of non-collection. The Company records the gross amount of revenue under the arrangement as it is not acting as an agent for the principal in the arrangement.

Foreign Currency Translation

Foreign exchange transaction gains (losses) included in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2010 amounted to $(14,884) and $(64,670), respectively. Foreign exchange transaction gains (losses) for the three and six months ended December 31, 2009 amounted to $10,535 and $(7,497), respectively.

Comprehensive (Loss) Income

For the three-month and six-month periods ended December 31, 2010 and 2009, the Company’s comprehensive loss was as follows:

	Three months ended		Six months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Net loss	$(2,082,835)	$(2,642,266)	$(3,283,769)	$(1,955,285)
Other comprehensive income (loss)
Change in foreign currency translation adjustment	44,089	7,747	(231,289)	90,247
Comprehensive loss	$(2,038,746)	$(2,634,519)	$(3,515,058)	$(1,865,038)

Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
	As of	Financial	Observable	Unobservable
	December	Instruments	Inputs	Inputs
	31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Advances on royalties	$389,667	$389,667	$-	$-

Total assets at fair value	$389,667	$389,667	$-	$-

Liabilities:
Warrant liability	$1,276,102	$-	$-	$1,276,102

Total liabilities at fair value	$1,276,102	$-	$-	$1,276,102

1.  Principal Business Activity and Summary of Significant Accounting Policies, Cont.

On February 23, 2010, the Company issued to a videogame publisher 3,000,000 shares of common stock as an advance on royalties, valued at $1,020,000 based on the fair market value of the Company’s common stock on the date the agreement was executed by the parties. The Company has capitalized such payment to the videogame publisher and the amount is marked-to-market on a quarterly basis. The fair value of the advances on royalties is based entirely upon quoted market prices, which is a level 1 input. The Company recorded an $811,039 decrease to the carrying amount of asset related to the periodic fair value remeasurement at December 31, 2010. During the six months ended December 31, 2010, 19,817 shares were earned and $8,521 was expensed to “cost of goods sold – royalties”, and $2,112 was expensed to “general and administrative” relating to the periodic fair value remeasurement. As of December 31, 2010, 2,783,337 shares of common stock, valued at $389,667, based on the fair market value of the Company’s common stock were included in advances on royalties.

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

The Company measures the fair value of the warrants at each balance sheet date, and records the change in fair value as a non-cash charge or gain to earnings each period. The warrants were valued at $1,276,102 at December 31, 2010. The Company recorded a non-cash gain of $3,062,646 due to the change in fair value of warrants during the six months ended December 31, 2010. The fair value of the warrants at December 31, 2010 was computed using the Black-Sholes option pricing model. The Company assumed a risk-free interest rate of 2.01%, no dividends, expected volatility of 126.64% and the remaining contractual life of the warrants of 4.6 years.

The following table is a rollforward of the fair value of the warrants, as to which fair value is determined by Level 3 inputs:

Six Months
Ended
December 31,
Description	2010
Beginning balance	$-
Purchases, issuances, and settlements	4,338,748
Total gain included in net loss	(3,062,646)
Ending balance	$1,276,102

1.  Principal Business Activity and Summary of Significant Accounting Policies, Cont.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for all periods.  Diluted earnings per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares outstanding, increased by common stock equivalents.  Common stock equivalents represent incremental shares issuable upon exercise of outstanding options and warrants, the conversion of preferred stock and the vesting of restricted stock. However, potential common shares are not included in the denominator of the diluted earnings (loss) per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.  Potentially dilutive securities including outstanding options, warrants, restricted stock, and the conversion of preferred stock amounted to 11,168,697 and 11,109,787 for the three-month and six-month periods ended December 31, 2010, respectively.

2.  Inventories

Inventories consist of the following:

	December 31, 2010	June 30, 2010
Finished goods	$970,232	$1,085,433
Purchased parts and components	161,683	125,868
Total	$1,131,915	$1,211,301

3.  Line of Credit

The Company had a $8.0 million revolving line of credit facility with SunTrust Banks, Inc. (“SunTrust”) that was scheduled to mature on November 30, 2010. The line of credit bore interest at prime plus 1½%, which was 4.75% at June 30, 2010. At June 30, 2010, the Company was not in compliance with certain financial and non-financial covenants and $3,830,055 was outstanding. For the three and six months ended December 31, 2010, interest expense relating to the line of credit was $-0- and $2,021, respectively. For the three and six months ended December 31, 2009, interest expense related to the line of credit was $65,211 and $116,970, respectively. There was $33,284 of accrued interest at June 30, 2010.

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

4.  Due to Factor

On July 7, 2010, the Company entered into a Factoring Agreement with Rosenthal & Rosenthal. Under the Factoring Agreement, the Company agreed to sell certain receivables to Rosenthal & Rosenthal arising from sales of inventory to customers. In connection with the execution of the Factoring Agreement, the Company, certain subsidiaries, and the chairman, Terry Phillips, have executed guarantees in favor of Rosenthal & Rosenthal. In addition, the Company and certain subsidiaries each granted to Rosenthal & Rosenthal a security interest against all their respective assets.

Under the terms of the Factoring Agreement, the Company is selling certain of its receivables to Rosenthal & Rosenthal. For the approved receivables, Rosenthal & Rosenthal will assume the risk of collection. The Company has agreed to pay Rosenthal & Rosenthal a commission of .60% of the amount payable under all of the Company’s invoices to most of the Company’s customers against a minimum commission of $30,000 multiplied by the number of months in a contract period, with the first period being 12 months and the second 7 months. All payments received by Rosenthal & Rosenthal are payable to the Company after amounts due to Rosenthal & Rosenthal are satisfied. Under the Factoring Agreement, the Company has the right to borrow against payments due the Company at the rate of 65% of credit approved receivables. The borrowing rate against non-credit approved receivables is subject to negotiation. The interest rate on borrowings is equal to the greater of prime plus 1.5% per annum or 6.5% per annum. A $10,000,000 loan cap applies against the Company’s borrowings, which is subject to an increase of up to $3,000,000 if shareholders’ equity increases. The initial term of the Factoring Agreement ends on February 28, 2012.

4.  Due to Factor, Cont.

Due (to) from factor consists of the following:

December 31, 2010
Outstanding accounts receivable sold to factor	$5,200,626
Cash collateral	109,650
Less: allowances	(2,260,088)
Less: advances from factor	(3,915,090)
$(864,902)

Accounts receivable totaling $5,200,626 were sold to the factor at December 31, 2010, of which the Company assumed credit risk of $1,578,909. The following table sets forth adjustments to the price protection and other customer allowances included as a reduction of amounts due (to) from factor:

Six months ended December 31, 2010
Beginning balance	$-
Add: provision	(5,441,699)
Less: amounts charged against allowance	3,181,611
Ending balance	$(2,260,088)

For the three-month and six-month periods ended December 31, 2010, interest and financing costs relating to the factoring agreement were $102,480 and $257,938, respectively.

5.  Production Advance Payable

On August 17, 2009, the Company entered into a euro-denominated unit production financing agreement with a producer relating to the production of certain games, of which the balance outstanding under this agreement was $3,755,104 at December 31, 2010.  Production fees relating to this production advance for the three-month and six-month periods ended December 31, 2010 totaled $294,018, and $572,878, respectively.  The production fees for the three-month and six-month periods ended December 31, 2010 related to the default status of the production advance, as described in the subsequent paragraph.  These amounts are included in interest and financing costs, net on the accompanying condensed consolidated statements of operations. As of December 31, 2010 and June 30, 2010, accrued and unpaid production fees totaled $1,658,914 and $1,000,392, respectively, and are included in accrued expenses and other current liabilities. The Company is obligated to pay approximately $99,000 of production fees for every month the full production advance is outstanding past its due date of November 15, 2009.  Pursuant to the agreement, the Company has assigned to the producer a portion of the net revenues related to the sale of certain games in Europe.

The Company has failed to make the required payments under this agreement.   Accordingly, the production advance payable is currently in default and is accruing production fees at $0.009 per unit (based upon 382,000 units) for each day after November 15, 2009 (approximately $1,298,000 through December 31, 2010).  Pursuant to the terms of the production financing agreement, the producer is free to exercise any rights in connection with the security interests granted. Because of several issues surrounding the facts associated with the production advance agreement, the Company is currently contesting its obligation to repay this advance.

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

The Junior Notes were due and payable in full on December 27, 2010 and bore interest at the rate of 10% per annum. The Junior Notes were secured by all of the assets of the Company and its subsidiaries and the indebtedness under the Junior Notes and the security interest granted by the Company and its subsidiaries in the note purchase agreement were junior to the Company’s indebtedness to SunTrust Banks the Company’s senior lender, and the indebtedness held by any future senior lender of the Company or its subsidiaries. The principal and accrued interest outstanding under each Junior Note was convertible, in whole or in part, at the option of its holder into shares of the Company’s common stock at a price per share of $0.45 per share.

The Company evaluated the conversion feature of the Junior Notes and determined that there was no beneficial conversion feature as the conversion price of $0.45 per share was greater than the fair value of the stock at the time of issuance.

On July 16, 2010, the Company repaid the $450,000 Junior Note plus accrued interest thereon with proceeds from the senior secured convertible notes. On July 16, 2010, the Company exchanged the $500,000 Junior Note issued to the Company’s chairman for a $500,000 senior secured convertible note (see discussion below). Interest expense for the three-month and six-month periods ended December 31, 2010 related to the Junior Notes was $5,411 and $5,411, respectively. There was $-0- and $15,548 of accrued interest outstanding at December 31, 2010 and June 30, 2010, respectively.

On July 16, 2010, the Company entered into a Securities Purchase Agreement with CNH Diversified Opportunities Master Account, L.P., CNH CA Master Account, L.P., AQR Diversified Arbitrage Fund and Terry Phillips, the Company’s chairman, for the sale of $5,500,000 of senior secured convertible notes (the “Initial Notes”) and warrants. Mr. Phillips’ Initial Note was issued in exchange for a Junior Note originally issued to him on April 30, 2010. The Company received $5,000,000 in cash for $5,000,000 of the Initial Note and exchanged a $500,000 prior Junior Note for $500,000 of the Initial Note. The Initial Notes are due and payable in full on July 19, 2013 and bear interest at the rate of 10.0% per annum. Interest is payable semi-annually commencing on December 31, 2010. The Company did not make its first interest payment of $252,083 on December 31, 2010 and was in default on the Notes with respect to which default the Company entered into a Waiver Agreement with each holder of the Initial Note (see discussion regarding the waiver and forbearance agreements below). Pursuant to their respective terms, in the event of a default, the interest rate of the Initial Notes increases to 15.0% per annum until the interest is paid. Once the interest is paid, the interest rate will return to the original 10.0% per annum. The Initial Notes are senior to all obligations of the Company with the exception of the indebtedness under the Company’s Factoring Agreement with Rosenthal & Rosenthal (see Note 4). Interest expense for the three-month and six-month periods ended December 31, 2010 was $140,556 and $252,083, respectively, and there was $252,083 of accrued interest outstanding at December 31, 2010.

6.  Secured Convertible Debt, Cont.

The principal and interest due under the Notes are convertible at a price of $0.431 per share at the option of the holders. The Company evaluated the conversion feature of the Notes and determined that there was no beneficial conversion feature as the conversion price of $0.431 per share was greater than the fair value of the stock at the time of issuance.

On August 31, 2010, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended Purchase Agreement”), pursuant to which it sold an aggregate of $2,000,000 of a new series of senior secured convertible notes (the “Additional Notes”) to AQR Opportunistic Premium Offshore Fund, L.P., Advanced Series Trust, solely on behalf of the AST Academic Strategies Asset Allocation Portfolio, and Terry Phillips, the Company’s chairman. The Company received $2,000,000 in cash for $2,000,000 of the Additional Notes, of which $200,000 was paid by Terry Phillips, the Company’s chairman. The Additional Notes are due and payable in full on March 15, 2011 and bear interest at the rate of 24.0% per annum. Interest is payable on December 31, 2010 and on March 15, 2011, the maturity date. The Company did not make its first interest payment of $161,333 on December 31, 2010 and was in default on the Additional Notes as of December 31, 2010 with respect to which default the Company entered into a waiver and forbearance agreement with each holder of the Initial Note (see discussion regarding the waiver and forbearance agreements below).  Pursuant to their respective terms, in the event of a default, the interest rate of the Additional Notes increases to 29.0% per annum until the interest is paid. Once the interest is paid, the interest rate will return to the original 24.0% per annum. The Additional Notes are subject to the Pledge and Security Agreement and the Guaranty made by the Company’s subsidiaries. Interest expense for the three-month and six-month periods ended December 31, 2010 was $122,667 and $161,333, respectively, and there was $161,333 of accrued interest outstanding at December 31, 2010.

The principal and interest due under the Additional Notes are convertible at a price of $20.00 per share at the option of the holders. The Company evaluated the conversion feature of the Notes and determined that there was no beneficial conversion feature as the conversion price of $20.00 per share was greater than the fair value of the stock at the time of issuance.

As a part of the issuance of the Notes, the Company issued Series A warrants to the purchasers of the Notes giving them the right to purchase up to an aggregate of 12,761,021 shares of common stock at an exercise price of $0.375 per share. The Series A warrants expire on July 19, 2015, unless sooner exercised.

In addition, the purchasers of the Notes received Series B warrants which will expire, if the warrants become exercisable, on the fifth year anniversary of the date the Company announces its 2011 operating results. The number of Series B warrants each purchaser received is equal to 75% of the Series A warrants they obtained. The Series B warrants can only be exercised if the EBITDA Test, as defined under the Notes, is not achieved or if the Company fails to announce its 2011 operating results by September 28, 2011. The exercise price of the Series B warrants is equivalent to the weighted average price of the Company’s common stock for each of the 30 consecutive trading days following the earlier of the announcement of the Company’s 2011 operating results or September 28, 2011. The exercise price per share is also subject to full ratchet anti-dilution protection and limitations on exercise similar to the provisions for the Series A warrants.

The Company’s Notes and certain warrants have been accounted for in accordance with applicable authoritative guidance for derivative instruments which requires identification of certain embedded features to be bifurcated from debt instruments and accounted for as derivative assets or liabilities. The derivative assets and liabilities are initially recorded at fair value and then at each reporting date, the change in fair value is recorded in the condensed consolidated statements of operations.

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

The obligation to deliver the Series B warrants was determined to be an embedded derivative. The Company has determined the valuation of this embedded derivative based on the probability that the EBITDA Test, as defined under the Notes, will not be achieved. Because the probability at inception that the EBITDA Test will not be achieved is considered to be de minimis (less than 5%), the fair value of the derivative instrument is not considered to be material and no value has been assigned to it.

6.  Secured Convertible Debt, Cont.

As of December 31, 2010, the unamortized debt discount amounted to $3,615,623. Total amortization of the debt discount recorded as interest expense was $361,562 and $723,125 for the three-month and six-month periods ended December 31, 2010, respectively.

In connection with the sale of the Initial Notes and warrants, the Company executed a Registration Rights Agreement under which it agreed to register the shares of common stock underlying the Initial Notes and warrants. The Registration Rights Agreement has been amended and currently provides that the Company file a registration statement by November 19, 2010 and to have it declared effective by January 31, 2011, if it is not subject to full review by the SEC, and by March 15, 2011, if it is subject to full review. Failure to have the registration statement declared effective within 60 days from the prescribed effectiveness deadline constitutes a default under the Initial Notes.

On December 31, 2010, the Company failed to make a timely payment of interest required under the Notes.  Such failure triggered a default provision under the Notes following a seven day cure period.  On February 16, 2011, the Company entered into Waiver Agreements with each holder of the Notes.  Pursuant to the Waiver Agreements, the holders of the Notes waived their right of redemption and remedies regarding the Company’s failure to have paid the required interest and agreed to forbear from exercising all remedies available in connection with such failure until March 15, 2011. Pursuant to the Waiver Agreement, the Company is not required to pay the required interest until March 15, 2011 and the interest rates under the Notes increase to 15% and 29%, as applicable, from December 31, 2010 to March 15, 2011.

The purchasers of the senior secured convertible notes and warrants were introduced to the Company by an investment bank pursuant to an engagement letter agreement with the Company. Pursuant to the engagement letter, the investment bank received a cash fee that was approximately equal to 5.0% of the aggregate proceeds raised in the financing. The Company recorded the cash fee and other direct costs incurred for the issuance of the senior secured convertible notes in aggregate of $733,959 as deferred debt issuance costs. Debt issuance costs are amortized on the straight-line method over the terms of the senior secured convertible notes, with the amounts amortized being recognized as interest expense. Amortization of deferred debt issuance costs included in interest expense for the three-month and six-month periods ended December 31, 2010 totaled $135,186 and $201,278, respectively.

7.  Inventory Financing Payable

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

Under the terms of the agreement, the Company may request that Wells Fargo accept the assignment of customer purchase orders and request that Wells Fargo purchase the required materials to fulfill such purchase orders. If accepted, Wells Fargo, in turn, will retain the Company to manufacture, process, and ship the ordered goods. Wells Fargo’s aggregate outstanding funding under the agreement shall not exceed $2,000,000. As of December 31, 2010, no amounts were outstanding under the agreement. Interest expense for the three month and six month periods ended December 31, 2010 was $42,070 and $42,070, respectively.

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

7.  Inventory Financing Payable, Cont.

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

Also included in related party receivables at December 31 and June 30, 2010 is a receivable attributed to lease income. The Company leases certain office space to a company whose shareholders are also shareholders of the Company, one of whom is the Company's chairman.  At December 31, 2010 and June 30, 2010, $-0- and $7,815, respectively, was owed to the Company and is included in related party receivables.

Due to Related Parties

The Company incurred fees for broadband usage to an entity partially owned by two shareholders of the Company, one of whom is the Company’s chairman. Broadband usage fees for the three and six months ended December 31, 2010 were $6,625 and $13,225, respectively.  Broadband usage fees for the three and six months ended December 31, 2009 were $6,600 and $13,200, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. At December 31, 2010 and June 30, 2010, $4,425 and $2,200, respectively, remained as a payable to the affiliate and is included in due to related parties in the accompanying condensed consolidated balance sheets.

Accrued Expenses - Related Parties

Accrued expenses - related parties as of and for the six months ended December 31, 2010 and the year ended June 30, 2010 are as follows:

	Six months ended December 31, 2010	Year ended June 30, 2010
Balance at beginning of period	$322,281	$221,493
Expenses incurred:
Rent	55,000	110,000
Commissions	56,848	551,932
Cash in advance	210,623	-
Less: amounts paid	(303,134)	(561,144)
Balance at end of period	$341,618	$322,281

The Company incurred sales commissions for the marketing and sale of videogames with four affiliates of the Company’s chairman.  Sales commissions for the three and six months ended December 31, 2010 were $16,478 and $56,848, respectively.  Sales commissions for the three and six months ended December 31, 2009 were $172,231 and $265,297, respectively.  These amounts are included in sales and marketing in the accompanying condensed consolidated statements of operations.

8.  Related Party Transactions, Cont.

Cash in Advance - Related Party

On December 30, 2010, the Company received $210,623 cash in advance for goods not yet delivered from an affiliate of the Company’s chairman.  At December 31, 2010, $210,623 was included in accrued expenses – related parties in the accompanying condensed consolidated balance sheets and will be recognized as revenue when the goods are delivered.

Lease - Related Parties

The Company leases certain office space from a company whose shareholders are also shareholders of the Company, one of whom is the Company’s chairman.  Related party lease expense was $27,500 and $55,000 for the three months and six months ended December 31, 2010, respectively.    Related party lease expense was $27,500 and $55,000 for the three and six months ended December 31, 2009, respectively.  These amounts are included in the general and administrative expense in the accompanying condensed consolidated statements of operations. The lease expires on December 31, 2013.

The Company leases certain office space to a company whose shareholders are also shareholders of the Company, one of whom is the Company’s chairman.  Related lease income was $3,907 and $7,815 for the three months and six months ended December 31, 2010, respectively.  Related lease income was $3,907 and $7,815 for the three and six months ended December 31, 2009, respectively.  These amounts are included in general and administrative expense in the accompanying condensed consolidated statements of operations.  The lease expires on January 31, 2014.

9.  Commitments

Total future minimum commitments are as follows:

	Software	Office
	Developers	Lease	Total
For the year ending June 30,

2011 (six months ended June 30, 2011)	$2,506,000	$74,122	$2,580,122
2012	596,318	148,244	744,562
2013	-	125,935	125,935
2014	-	55,000	55,000
2015	-	-	-
Total	$3,102,318	$403,301	$3,505,619

Total future commitments pursuant to vendor settlement agreements are as follows:

Vendor
Payments
For the year ending June 30,

2011 (six months ended June 30, 2011)	$386,738
2012	-
2013	-
2014	-
2015	-
Total	$386,738

10.  Stock-based Compensation

In May 2008, the Company’s board of directors and its shareholders approved the 2008 Equity Incentive Compensation Plan (the “2008 Plan”) for the grant of stock awards, including restricted stock and stock options, to officers, directors, employees and consultants.  The 2008 Plan expires in May 2018. Shares available for future grant as of December 31, 2010 and June 30, 2010 were 695,989 and 919,372, respectively, under the 2008 Plan.

10.  Stock-based Compensation, Cont.

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

The assumptions used in the Black-Scholes option pricing model to value the Company’s option grants to employees and non-employees were as follow:

	For the six months ended December 31, 2010	For the six months ended December 31, 2009
Risk-free interest rate	1.60 – 3.30%	2.20 – 3.85%
Weighted-average volatility	154 - 157%	160.78 – 166.29%
Expected term	5.5 – 8.7	5.5 - 9.4 years
Expected dividends	0.0%	0.0%

The following table summarizes the stock-based compensation expense resulting from stock options and restricted stock in the Company’s consolidated statements of operations:

	For the three months ended December 31, 2010	For the three months ended December 31, 2009	For the six months ended December 31, 2010	For the six months ended December 31, 2009
Sales and marketing	$(1,196)	$12,196	$9,509	$39,818
General and administrative	61,877	191,528	204,774	320,102
Total stock-based compensation expense	$60,681	$203,724	$214,283	$359,920

As of December 31, 2010, the Company’s unrecognized stock-based compensation for stock options issued to employees and non-employee directors was approximately $388,206 and will be recognized over a weighted average of 1.8 years.  The Company estimated a 5.0% forfeiture rate related to the stock-based compensation expense calculated for employees and non-employee directors.

The following table summarizes the Company’s stock option activity for employees, non-employee directors, and non-employees for the six months ended December 31, 2010:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2010	2,882,128	$1.16	-	$-
Activity for the six months ended December 31, 2010
Granted	696,500	0.30	-	-
Exercised	-	-	-	-
Forfeited, cancelled or expired	666,768	0.69	-	-
Outstanding as of December 31, 2010	2,911,860	$0.93	8.51	$-
Exercisable as of December 31, 2010	1,227,013	$1.40	7.93	$-
Exercisable and expected to be exercisable	2,764,994	$0.96	8.47	$-

10.  Stock-based Compensation, Cont.

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price ($0.14 per share) as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes the Company’s restricted stock activity for the six months ended December 31, 2010:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of June 30, 2010	1,085,000	$0.37
Activity for the nine months ended December 31, 2010
Granted	195,651	0.23
Vested	396,333	0.41
Forfeited, cancelled or expired	2,000	1.20
Outstanding as of December 31, 2010	882,318	$0.32
Vested as of December 31, 2010	509,833	$0.80

As of December 31, 2010, the Company’s unrecognized stock-based compensation for restricted stock issued to employees and non-employee directors was approximately $268,545 and will be recognized over a weighted average of 1.85 years.

11.  Contingencies

On October 27, 2008, Gamecock was served with a demand for arbitration by a developer alleging various breaches of contract related to a publishing agreement entered into between Gamecock and the developer on December 12, 2007. The developer is seeking an award of $4,910,000, termination of the agreement, exclusive control of the subject videogame, and discretionary interest and costs. Gamecock has responded stating that the developer’s attempts to terminate the publishing agreement constitute wrongful termination of the agreement and breach of the agreement. Gamecock has also filed a counterclaim against the developer seeking the return of approximately $5.9 million in advances on royalties in the event the publishing agreement is terminated.  The developer has filed a supplemental demand for arbitration concerning royalty payments due under a separate publishing agreement and is seeking an award of $41,084.  An arbitration scheduled for January 2010 has been put on hold pending possibility of settlement.  As of December 31, 2010, the Company believes it has accrued sufficient amounts to cover potential losses related to this matter.  The Company’s management currently believes that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, legal issues are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of this matter could have a material adverse effect on the Company’s consolidated financial position and the results of operations in the period in which any such effect is recorded.

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

On May 10, 2010, SouthPeak Interactive, L.L.C. and Melanie Mroz were served with a complaint by Spidermonk Entertainment, LLC or Spidermonk, alleging various breach of contract and other claims related to a publishing agreement, or the Publishing Agreement, entered into between Southpeak and Spidermonk in November 2007.  Spidermonk is seeking the unpaid milestone payments related to the development of the game “Roogoo” videogame as well as other highly speculative damages related to the poor sales performance of this game. The Company and its subsidiaries intend to vigorously defend all claims.

11.  Contingencies, Cont.

In September 2010, the Company instituted summary proceedings in the Lyon France Commercial Court against Nobilis Group in which the Company has alleged the Licensing and Distribution Agreements for the games the Company was to obtain and has obtained from Nobilis, including the My Baby games, were wrongfully terminated. The Company is seeking the reinstatement of the agreements and damages associated with the actions of Nobilis. Following a hearing on October 26, 2010, the court has rendered a temporary summary judgment reinstating the agreement for My Baby First Steps and ordered Nobilis to advise Nintendo to build all products pursuant to the My Baby First Steps contract, which includes the My Baby First Steps game and an additional fourteen games. On December 7, 2010, the Lyon France Commercial Court issued a judgment confirming that Nobilis's termination of the distribution agreement was null and void. The Court has ordered that Nobilis restore SouthPeak's ability to manufacture licensed games under the agreement with immediate effect.

In November 2010, in connection with the Circuit City Stores, Inc. (“Circuit City”) bankruptcy proceedings, Alfred H. Siegal, Trustee of the Circuit City Liquidating Trust, filed a lawsuit against the Company in United States Bankruptcy Court in the Eastern District of Virginia for the avoidance of payments totaling $1,155,300 as allegedly preferential transfers paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Circuit City on November 10, 2008. The Company believes it has meritorious defenses to these avoidance actions, intends to vigorously defend against them and believes that the likelihood of the avoidance actions prevailing is remote. Accordingly, the Company has not accrued any loss reserve related to this claim.

In October 2010, BVT Games Fund IV Dynamic GmbH & Company (“Fund IV”), an investment fund based in Germany that finances the development of video games, sued the Company in the Regional Court in Munich, Germany to recover funds advanced to the Company to manufacture two titles which a sister fund, BVT Games Fund III Dynamic GmbH & Company (“Fund III”), had financed. A distribution agreement existed for these titles with Phillips Sales, Inc. and not the Company although the Company had guaranteed the obligations of Phillips Sales, Inc. In this litigation, Fund IV is seeking €3,115,341 (approximately USD $4.1 million) plus interest. The Company is actively contesting this litigation and has multiple defenses. The liability associated with the production advance is reflected in the Company’s condensed consolidated financial statements.

In November 2010, the Company first learned that Fund III had obtained a judgment against the Company in the Regional Court in Munich, Germany, seeking payments of approximately €2,300,000 (approximately USD $3.0 million) due under the above-referenced distribution agreement. Prior to gaining such knowledge, Fund III served upon the Company’s then chief financial officer, as required by law, what was supposed to be the English translation of the lawsuit which Fund III had filed. Instead, Fund III served upon the Company a translation of the Fund IV lawsuit that Fund IV intended to serve on the Company. Because the Company knew of the filing of the Fund IV case before being properly served with that case, the Company had already engaged German counsel to represent its interests in the Fund IV case. Since German counsel’s representation had been noted in the Fund IV case, counsel was awaiting notice from the court or opposing counsel that service of the Fund IV case had occurred. Therefore, when the Fund III case was served with a translation of the Fund IV case, the Company took no action since it believed this matter was already in the hands of its attorney. The failure to respond resulted in a default judgment in the Fund III case for which no proper translation has yet been received. Because of this error in translation, the Company is seeking to have the judgment vacated and believes it will be successful in this regard. The Company is of the opinion when, and if, it is required to defend the litigation, that it has strong defenses to assert, including that Phillips Sales is not obligated to Fund III thereby avoiding the Company’s guaranty obligation. The Company cannot predict the potential outcome.  No amounts have been recorded in the Company’s condensed consolidated financial statements in connection with the liability underlying the claim.

On January 26, 2011, Codemasters Group Holdings Limited filed suit against the Company in the United States District Court for the Eastern District of Virginia, Richmond Division, seeking to enforce a Settlement Agreement under which Codemasters claims that $1,265,000 plus interest thereon is due. No answer has yet been filed. The Company recognizes its liability to Codemasters which has been recorded on its condensed consolidated financial statements but believes it is entitled to certain credits which Codemasters has not reflected in its lawsuit. It is the Company's intent to try to resolve this matter with Codemasters.

11.  Contingencies, Cont.

In addition to the foregoing, the Company is engaged in litigation incidental to the Company’s business to which the Company is a party.  While the Company cannot predict the ultimate outcome of these various legal proceedings, it is management’s opinion that, individually, the unfavorable resolution of these matters could have a material effect on the condensed consolidated financial position or results of operations of the Company. As of December 31, 2010, the Company has accrued an aggregate amount of $2,376,153 related to such matters. The Company expenses legal costs as incurred in connection with a loss contingency.

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

12.  Gain on Settlement of Trades Payables

The gain on the settlement of trade payables at less than recorded values results from negotiations with various unsecured creditors for the settlement and payment of the trade payable at amounts less than that the recorded liability. For the six months ended December 31, 2010, the Company’s gain on settlement of trade payables was as follows:

	Net Trade Payables Settled	Other Assets Acquired/ Liabilities Assumed	Payments in Cash	Payments in Equity	Forgiveness of Debt

Vendor 1	$12,000	$-	$(10,000)	$-	$2,000
Vendor 2	1,064,848	-	(481,726)	-	583,122
	$1,076,848	$-	$(491,726)	$-	$585,122

For the six months ended December 31, 2009, the Company’s gain on settlement of trade payable was as follows:

	Net Trade Payables Settled	Other Assets Acquired/ Liabilities Assumed	Payments in Cash	Payments in Equity	Forgiveness of Debt

Vendor 1(1)	$6,418,334	$(1,422,334)	$(2,000,000)	$-	$2,996,000
Vendor 2(2)	250,000	-	(50,000)	(104,500)	95,500
Vendor 3	232,347	-	(67,358)	-	164,989
	$6,900,681	$(1,422,334)	$(2,117,358)	$(104,500)	$3,256,489

12.  Gain on Settlement of Trades Payables, Cont.

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

13.  Additional Financial Statement Information

Accrued expenses and other current liabilities consist of the following:

	December 31,	June 30,
	2010	2010

Accrued expenses	$1,705,947	$1,700,208
Reserve for marketing development funds (MDF)	446,141	344,210
Commissions	157,461	161,678
Guaranteed royalty payments	-	135,000
Accrued payroll and payroll taxes	153,442	266,740
Customer cash in advance deposits	117,786	31,793
Accrued interest	2,132,966	1,062,200
Other	163,880	79,882

	$4,877,623	$3,781,711

No other items accounted for greater than five percent of total current liabilities as of December 31, 2010 or June 30, 2010.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended June 30, 2010.

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements reflect our plans, expectations and beliefs, and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, and in “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended June 30, 2010.

Going Concern

The accompanying condensed and consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Our ability to continue as a going concern is predicated upon, among other things, generating positive cash flows from operations, curing the default on the production advance payable, and the resolution of various contingencies.  In their report on our audited financial statements for the year ended June 30, 2010, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

Overview

We are an independent developer and publisher of interactive entertainment software. We utilize our network of independent studios and developers to create videogames for all popular videogame systems, including:

•	home videogame consoles such as Microsoft Xbox 360, Nintendo Wii, Sony PlayStation 3 and Sony PlayStation 2;

•
handheld platforms such as Nintendo DS, Nintendo DSi, Sony PSP, Sony PSPgo and Apple iPhone, game applications for the Next Generation NVIDIA® Tegra™ mobile processor used in Droid phones and tablets; and

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

Our strategy is to establish a portfolio of successful proprietary content for the major videogame systems, and to capitalize on the growth of the interactive entertainment market. We currently work exclusively with independent software developers and videogame studios to develop our videogames. This strategy enables us to source and create highly innovative videogames while avoiding the high fixed costs and risk of having a large internal development studio. Through outsourcing, we are also able to access videogame concepts and content from emerging studios globally, providing us with significant new product opportunities with limited initial financial outlay, compared to internally developed video games.

Sources of Revenue

Revenue is primarily derived from the sale of software video games developed on our behalf by third parties and other content partnerships. Our unique business model of sourcing and developing creative product allows us to better manage our fixed costs relative to industry peers.

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

Second Quarter 2011 Releases

We released the following videogames in the three months ended December 31, 2010:

Title	Platform	Date Released
Sled Shred	Wii	10/12/10
Noah’s Ark	NDS	11/2/10
Nail’d	X360, PS3, PC	11/30/10
SBK X	X360, PS3, PC	12/7/10
NewU Yoga & Pilates Workout	Wii	12/7/10

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

Change in Fair Value of Warrant Liability.  Our senior secured convertible notes and certain warrants have been accounted for in accordance with applicable authoritative guidance for derivative instruments which requires identification of certain embedded features to be bifurcated from debt instruments and accounted for as derivative assets or liabilities. The derivative assets and liabilities are initially recorded at fair value and then at each reporting date, the change in fair value is recorded in the condensed consolidated statements of operations.

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

We have an arrangement pursuant to which we distribute videogames co-published with another company for a fee based on the gross sales of the videogames.  Under the arrangement, we bear the inventory risk as we purchase and take title to the inventory, warehouse the inventory in advance of orders, ship the inventory and invoices its customers for videogame shipments.  Also under the arrangement, we bear the credit risk as the supplier does not guarantee returns for unsold videogames and we are not reimbursed by the supplier in the event of non-collection. We record the gross amount of revenue under the arrangement as we are not acting as an agent for the principal in the arrangement.

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

Change in Fair Value of Warrant Liability. We are required to classify the fair value of certain warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. Our estimate of the expected volatility is based on historical volatility. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expired or are amended in a way that would no longer require these warrants to be classified as a liability.

Consolidated Results of Operations

The following table sets forth our results of operations expressed as a percentage of net revenues for the three months and six months ended December 31, 2010 and 2009:

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009

Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold:
Product costs	41.5%	51.2%	43.3%	32.5%
Royalties	44.2%	16.1%	36.3%	24.7%
Intellectual property licenses	1.3%	0.9%	2.2%	0.8%
Total cost of goods sold	86.9%	68.2%	81.8%	58.0%

Gross profit	13.1%	31.8%	18.2%	42.0%

Operating expenses (income):
Warehousing and distribution	3.8%	3.2%	3.9%	2.3%
Sales and marketing	13.0%	22.0%	21.0%	21.9%
General and administrative	28.0%	29.6%	45.2%	22.8%
Litigation costs	-%	30.6%	-%	11.5%
Gain on settlement of trade payables	-%	(32.4)%	(6.6)%	(12.2)%
Total operating expenses	44.8%	53.0%	63.6%	46.3%

Loss from operations	(31.7)%	(21.2)%	(45.4)%	(4.3)%

Other expenses (income):
Change in fair value of warrant liability	(20.5)%	-%	(34.4)%	-%
Interest and financing costs, net	16.7%	5.1%	25.9%	3.0%

Net loss	(27.9)%	(26.3)%	(36.9)%	(7.3)%

Three Months Ended December 31, 2010 and 2009

Net Revenues. Net revenues for the three months ended December 31, 2010 were $7,470,053, a decrease of $2,593,899, or 26%, from net revenues of $10,063,952 for the three months ended December 31, 2009. The decrease in net revenues was primarily driven by the decrease in units shipped during the three months ended December 31, 2010 versus the three months ended December 31, 2009.  For the three months ended December 31, 2010, the number of videogame units sold decreased to approximately 464,000, a decrease of 181,000 units from 645,000 sold in the prior period. Average net revenue per videogame unit sold increased 3%, from $15.60 to $16.10 for the three months ended December 31, 2009 and 2010, respectively. This average increase in price per unit is due to selling more units for next generation platforms (Xbox 360, PlayStation 3), which have a higher Manufacturer’s Suggested Retail Price (“MSRP”), during the three months ended December 31, 2010 versus the prior period.

Cost of Goods Sold.  Cost of goods sold for the three months ended December 31, 2010 decreased to $6,491,868, down $376,488, or 5%, from $6,868,356 for the prior period. Product costs for the three months ended December 31, 2010 decreased $2,052,160, or 40%, from the comparable period in 2009.  This decrease was primarily driven by the decrease in units shipped.  The cost of royalty expense for the three months ended December 31, 2010 was $3,298,538, an increase of 104%, from royalty expense of $1,618,962 for the three months ended December 31, 2009.  This increase is primarily attributable to expense associated with the sale of our co-publishing games, Nail’d, SBK X, and NewU Yoga & Pilates Workout.

Gross Profit.  For the three months ended December 31, 2010 and 2009, gross profit decreased to $978,185 from $3,195,596, or 69%. Gross profit margin decreased to approximately 13% for the three months ended December 31, 2010 from 32% in the same period in 2009. The decrease in gross profit is attributed to increased royalty expense associated with the sale of co-publishing titles during the three months ended December 31, 2010 versus the prior period.

Warehousing and Distribution Expenses.  For the three months ended December 31, 2010 and 2009, warehousing and distribution expenses were $282,327 and $320,723, respectively, resulting in an decrease of 12%. This decrease is primarily attributed to the decrease in units produced and shipped.

Sales and Marketing Expenses. For the three months ended December 31, 2010, sales and marketing expenses decreased 56% to $974,498 from $2,215,620 for the three months ended December 31, 2009. This decrease is primarily due to our cost reduction strategy.  Sales and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes.

Gain on Settlement of Trade Payables.  For the three months ended December 31, 2010 and 2009, the gain on settlement of trade payables was $-0- and $3,256,489, which was the result of negotiations with various unsecured creditors for the settlement and payment of trade payables at amounts less than the recorded liability.

General and Administrative Expenses.  For the three months ended December 31, 2010, general and administrative expenses decreased $882,862 to $2,091,082 from $2,973,944 for the prior period. Wages included in general and administrative expenses decreased from $1,019,144 for the three months ended December 31, 2009 to $643,880 for the three months ended December 31, 2010, a decrease of 37%.  Professional fees increased 41% from $632,714 for the three months ended December 31, 2009 to $891,810 for the three months ended December 31, 2010, as a result of legal fees associated with the successful resolution of the Nobilis litigation. Travel and entertainment expenses were $61,828 for the three months ended December 31, 2009, as compared to $71,580 for the three months ended December 31, 2010.  General and administrative expenses as a percentage of net revenues decreased, to approximately 28% for the three months ended December 31, 2010 from 30% for the prior period.  In addition, for the three months ended December 31, 2010, general and administrative expenses includes $61,877 for noncash compensation related to employee stock options and restricted stock granted, a decrease of $129,528, or 68%, from the comparable period in 2009.

Operating Loss. For the three months ended December 31, 2010, our operating loss was $2,369,722, an increase of $236,314, or 11%, over operating loss of $2,133,408 for the prior period.

Change in Fair Value of Warrant Liability. We are required to classify the fair value of certain warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This revaluation resulted in a gain of $1,531,323, which we recorded to operations during the three months ended December 31, 2010.

Interest and Financing Costs.  For the three months ended December 31, 2010, interest and financing costs increased to $1,244,436 from $508,858 for the prior period due to due to amortization of debt issuance costs, interest attributed to the secured convertible debt, amortization of the secured convertible debt discount, and interest associated with the production advance payable. Amortization of debt issuance costs amounted to $135,186 for the three months ending December 31, 2010. Interest attributed to the secured convertible debt totaled $263,223 and amortization of the secured convertible debt discount was $361,563 for the three months ending December 31, 2010. Interest associated with the production advance payable totaled $294,018 for the three months ending December 31, 2010.

Net Loss. For the three months ended December 31, 2010, our net loss was $2,082,835, a decrease of $559,431, or 21%, over net loss of $2,642,266 for the prior period.

Six Months Ended December 31, 2010 and 2009

Net Revenues. Net revenues for the six months ended December 31, 2010 were $8,901,912, a decrease of $17,871,689, or 67%, from net revenues of $26,773,601 for the six months ended December 31, 2009. The decrease in net revenues was primarily driven by a decrease in units produced and shipped during the six months ended December 31, 2010 versus the six months ended December 31, 2009.  For the six months ended December 31, 2010, the number of videogame units sold decreased to approximately 599,000, a decrease of 783,000 units from 1,382,000 sold in the prior period. Average net revenue per videogame unit sold decreased 23%, from $19.37 to $14.86 for the six months ended December 31, 2009 and 2010, respectively. This average decrease in price per unit is due to the sale of predominantly older titles during the six months ended December 31, 2010, which were marked down considerably, versus the prior period when the majority of the sales incurred were comprised of new releases.

Cost of Goods Sold.  Cost of goods sold for the six months ended December 31, 2010 decreased to $7,281,935, down $8,253,438, or 53%, from $15,535,373 for the prior period. Product costs for the six months ended December 31, 2010 decreased $4,837,564, or 56%, from the comparable period in 2009. The cost of royalty expense for the six months ended December 31, 2010 was $3,231,430, a decrease of 51%, from royalty expense of $6,619,633 for the six months ended December 31, 2009. These decreases were primarily driven by the decrease in units produced and sold.

Gross Profit.  For the six months ended December 31, 2010 and 2009, gross profit decreased to $1,619,977 from $11,238,228, or 86%. Gross profit margin decreased to approximately 18% for the six months ended December 31, 2010 from 42% in the same period in 2009. The decrease in gross profit is attributed to high royalty costs attributed to the sale of co-publishing titles as well as lower selling price due to the sale of older titles during the six months ended December 31, 2010 versus the prior period.

Warehousing and Distribution Expenses.  For the six months ended December 31, 2010 and 2009, warehousing and distribution expenses were $348,416 and $607,234, respectively, resulting in a decrease of 43%. This decrease is primarily attributed to the significant decline in units produced and shipped.

Sales and Marketing Expenses. For the six months ended December 31, 2010, sales and marketing expenses decreased 68% to $1,871,169 from $5,870,676 for the six months ended December 31, 2009. This decrease is primarily due to our cost reduction strategy as well as the decrease in the number of new titles released during the six months ended December 31, 2010 versus the prior period.  Sales and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes. Included in sales and marketing expenses for the six months ended December 31, 2010 and 2009 is a non-cash charge of $9,509 and $39,818, respectively, for stock options granted to vendors and other non-employees.

Gain on Settlement of Trade Payables.  For the six months ended December 31, 2010 and 2009, the gain on settlement of trade payables was $585,122 and $3,256,489, which was the result of negotiations with various unsecured creditors for the settlement and payment of trade payables at amounts less than the recorded liability.

General and Administrative Expenses.  For the six months ended December 31, 2010, general and administrative expenses decreased $2,065,315 to $4,023,397 from $6,088,712 for the prior period. Wages included in general and administrative expenses decreased from $1,981,694 for the six months ended December 31, 2009 to $1,360,447 for the six months ended December 31, 2010, a decrease of 31%.  Professional fees decreased 45% from $1,910,561 for the six months ended December 31, 2009 to $1,044,865 for the six months ended December 31, 2010, as a result of prior period litigation costs and accounting fees. Travel and entertainment expenses were $115,151 for the six months ended December 31, 2009, as compared to $150,144 for the six months ended December 31, 2010.  General and administrative expenses as a percentage of net revenues increased, to approximately 45% for the six months ended December 31, 2010 from 23% for the prior period.  In addition, for the six months ended December 31, 2010, general and administrative expenses includes $204,774 for noncash compensation related to employee stock options and restricted stock granted, a decrease of $115,328, or 36%, from the comparable period in 2009.

Operating Loss. For the six months ended December 31, 2010, our operating loss was $4,037,883, an increase of $2,890,772, or 252%, over operating loss of $1,147,111 for the prior period.

Change in Fair Value of Warrant Liability. We are required to classify the fair value of certain warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This revaluation resulted in a gain of $3,062,646, which we recorded to operations during the six months ended December 31, 2010.

Interest and Financing Costs.  For the six months ended December 31, 2010, interest and financing costs increased to $2,308,532 from $808,174 for the prior period due to amortization of debt issuance costs, interest attributed to the secured convertible debt, amortization of the secured convertible debt discount, and interest associated with the production advance payable. Amortization of debt issuance costs amounted to $201,278 for the six months ending December 31, 2010. Interest attributed to the secured convertible debt totaled $413,416 and amortization of the secured convertible debt discount was $723,125 for the six months ending December 31, 2010. Interest associated with the production advance payable totaled $572,878 for the six months ending December 31, 2010.

Net Loss. For the six months ended December 31, 2010, our net loss was $3,283,769, an increase of $1,328,484, or 68%, over net loss was $1,955,285 for the prior period.

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

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our videogames, (ii) working capital, and (iii) capital expenditures. Historically, we have met our capital needs, including working capital, capital expenditures and commitments, through our operating activities, our credit arrangements, through the sale of our equity securities, and, prior to the reverse acquisition, loans from related parties and our shareholders.  Our cash and cash equivalents were $78,631 at December 31, 2010 and $92,893 at June 30, 2010.

Factoring Agreement. On July 12, 2010, we entered into a factoring agreement (the “Factoring Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal  & Rosenthal”).  Under the Factoring Agreement, we agreed to sell receivables arising from sales of inventory to Rosenthal & Rosenthal.  Under the terms of the Factoring Agreement, we are selling all of our receivables to Rosenthal & Rosenthal.  For the approved receivables, Rosenthal & Rosenthal will assume the risk of collection. We have agreed to pay Rosenthal & Rosenthal a commission of .60% of the amount payable under all of our invoices to most of our customers against a minimum commission of $30,000 multiplied by the number of months in a contract period, with the first period being 12 months and the second 7 months.  All payments received by Rosenthal & Rosenthal are payable to us after amounts due to Rosenthal & Rosenthal are satisfied.  Under the Factoring Agreement, we have the right to borrow against payments due us at the rate of 65% of credit approved receivables.  The borrowing rate against non-credit approved receivables is subject to negotiation. The interest rate on borrowings is equal to the greater of prime plus 1.5% per annum or 6.5% per annum.  A $10,000,000 loan cap applies against our borrowings, which is subject to an increase of up to $3,000,000 if shareholders’ equity increases.  The initial term of the Factoring Agreement ends on February 28, 2012.  At December 31, 2010, $864,902 was due to Rosenthal & Rosenthal under the Factoring Agreement.

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

At December 31, 2010 and June 30, 2010, amounts due from our three largest customers comprised approximately 61% and 54% of our gross accounts receivable balance, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer’s credit worthiness and economic conditions that may impact our customers’ business and access to capital. We continue to monitor the lagging economy, the global contraction of credit markets and other factors as they relate to our customers in order to manage the risk of uncollectible accounts receivable.

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

On December 31, 2010, we failed to make a timely payment of interest required under its secured convertible notes (the “Notes”).  Such failure triggered a default provision under the Notes following a seven day cure period.  On February 16, 2011, we entered into a Waiver and Forbearance Agreement (each, a “Waiver Agreement” and collectively, the “Waiver Agreement”) with the holders of the Notes.  Pursuant to the Waiver Agreements, the holders of the Notes waived their rights of redemption and remedies regarding our failure to have paid the required interest and agreed to forbear from exercising all remedies available in connection with such failure until March 15, 2011. Pursuant to the Waiver Agreement, we are not required to pay the required interest until March 15, 2011 and the interest rates under the Notes increase to 15% and 29%, as applicable, from December 31, 2010 to March 15, 2011.

Purchase Order Assignment Agreement.  On September 20, 2010, we entered into a master purchase order assignment agreement with Wells Fargo Bank, National Association. Under the terms of the agreement, we may request that Wells Fargo accept the assignment of customer purchase orders and request that Wells Fargo purchase the required materials to fulfill such purchase orders.  If accepted, Wells Fargo, in turn, will retain us to manufacture, process, and ship the ordered goods. Wells Fargo’s aggregate outstanding funding under the agreement shall not exceed $2,000,000. Upon receipt of customer payments by Wells Fargo, we will be paid a fee for its services, with such fee calculated pursuant to the terms of the agreement. Also from such customer payments, Wells Fargo shall be entitled to receive the following: (1) a transaction initiation and set-up fee equal to 1.5% of the aggregate amount outstanding on all amounts (including letters of credit) advanced by Wells Fargo; (2) a daily maintenance fee equal to 0.05% of all amounts (including letters of credit) advanced by Wells Fargo which remain outstanding for more than 30 days; and (3) a product advance fee equal to (a) the prime rate plus 2%, divided by 360, multiplied by (b) (i) the aggregate amount outstanding on all amounts (including letters of credit) advanced by Wells Fargo on account of purchases of products or other advances made in connection with a customer purchase order, multiplied (ii) by the number of days from the earlier of (A) the date on which any such letter of credit or purchase order or financial accommodation is negotiated into cash, or (B) the date funds are advanced by other than issuing a letter of credit or purchase order. A security agreement secures the advances made to us under this agreement.

Although there can be no assurance, we believe our current cash and cash equivalents and projected cash flow from operations, along with availability under our factoring line and Wells Fargo agreement, will provide us with sufficient liquidity to satisfy our cash requirements for working capital, capital expenditures and commitments through at least the next 12 months. Our belief is based upon the revenues we anticipate generating from two video games, many of our creditors are providing us with concessions on payment terms and we have, but for one litigation claim, limited exposure within the next 12 months, for the litigation in which we are involved. In addition, if we were unable to fully fund our cash requirements through current cash and cash equivalents and projected cash flow from operations, we would need to obtain additional financing through a combination of equity and debt financings. If any such activities become necessary, there can be no assurance that we would be successful in obtaining additional financing. In their report on our audited financial statements for the year ended June 30, 2010, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. See "Note 1. Summary of Significant Accounting Policies- Going Concern" to our condensed consolidated financial statements included elsewhere in this report for additional information.

Cash Flows. We expect that we will make expenditures relating to advances on royalties to third-party developers to which we have made commitments to fund. Cash flows from operations are affected by our ability to release successful titles. Though many of these titles have substantial royalty advances and marketing expenditures, once a title recovers these costs, incremental net revenues typically will directly and positively impact cash flows. However, if sales projections or the release schedule dates do not meet our forecast, this could have a negative impact on our cash flows.

For the six months ended December 31, 2010 we had net cash used in operating activities of $1,724,228, and in 2009 we had net cash provided by operating activities of $6,932.

During the six months ended December 31, 2010, investing activities resulted in net cash used of $16,737 and during the six months ended December 31, 2009, investing activities resulted in net cash provided of $330,438. The cash provided was a result of the increase in restricted cash during the six months ended December 31, 2009.

During the six months ended December 31, 2010, financing activities resulted in net cash provided of $1,957,992 and during the six months ended December 31, 2009, financing activities resulted in net cash used of $417,319.

International Operations. Net revenue earned outside of North America is principally generated by our operations in Europe, Australia and Asia. For the three months ended December 31, 2010 and 2009, approximately 4% and 27%, respectively, of our net revenue was earned outside of the U.S. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, and in consultation with our chairman, of the effectiveness of the design and operation of our disclosure controls and procedures, to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and that such information required to be disclosed was accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. Based upon this reevaluation, our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2010 as a result of the material weakness in our internal control over financial reporting identified in the paragraph above.

Changes in Internal Control over Financial Reporting

As discussed above, as of December 31, 2010, we had a material weakness in our internal control over financial reporting.

In addition to the remediation measures described below under the heading “Remediation Steps to Address Material Weakness,” we have made the following changes to address the previously reported material weaknesses in internal control over financial reporting and disclosure controls and procedures:

•	we implemented a closing calendar and consolidation process that includes accrual based financial statements being reviewed by qualified personnel in a timely manner;

•	we review consolidating financial statements with senior management and the audit committee of the board of directors;

•	we complete disclosure checklists for both GAAP and SEC required disclosures to ensure disclosures are complete;

•	we did appoint a chief financial officer with the requisite experience in internal accounting in the videogame industry and made other related personnel changes to improve our internal controls;

•	we engaged external consultants to backfill duties and controls performed by the chief financial officer upon her exit from our company;

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

Remediation Steps to Address Material Weakness

During the quarter ended December 31, 2010, we continued to remediate the remaining material weakness in our internal controls over financial reporting by putting in effect further additional controls to restrict access to our automated accounting system and restricting access to our automated accounting system to only those employees under the direct supervision of our Chief Executive Officer.

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

PART II

Item 1.   Legal Proceedings

In September 2010, we instituted summary proceedings in the Lyon France Commercial Court against Nobilis Group in which we have alleged the Licensing and Distribution Agreements for the games we were to obtain and have obtained from Nobilis, including the My Baby games, were wrongfully terminated. We are seeking the reinstatement of the agreements and damages associated with the actions of Nobilis.  Following a hearing on October 26, 2010, the court rendered a temporary summary judgment reinstating the agreement for My Baby First Steps and ordered Nobilis to advise Nintendo to build all products pursuant to the My Baby First Steps contract, which includes the My Baby First Steps game and an additional fourteen games. On December 7, 2010, the court confirmed its reinstatement of the agreement and that Nobilis’ termination of the agreement was null and void.

On September 3, 2010, we, Mr. Phillips, our chairman, and Melanie J. Mroz, our CEO, received Wells Notices from the staff of the SEC (the “Staff”) advising that the staff will recommend that the SEC institute a cease and desist proceeding against us and Ms. Mroz with respect to our alleged violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and certain rules adopted thereunder, and bring a civil injunctive action against Mr. Phillips for abiding and abetting the foregoing violations of our company. In addition, the Staff intends to recommend that, in the civil action, the SEC seek a civil penalty against Mr. Phillips. These alleged violations result from the facts underlying then need to file an amended quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009.

In October 2010, BVT Games Fund IV Dynamic GmbH & Company (“Fund IV”), an investment fund based in Germany that finances the development of video games, filed suit against us in the Regional Court in Munich, Germany to recover funds advanced to us to manufacture two titles which a sister fund, BVT Games Fund III Dynamic GmbH & Company (“Fund III”), had financed. A distribution agreement existed for these titles with Phillips Sales, Inc. (“Phillips Sales”) and not us although we had guaranteed the obligations of Phillips Sales.  In this litigation, Fund IV is seeking €3,115,341 (approximately USD $4.1 million) plus interest. We are actively contesting this litigation and believe that we have multiple defenses. The liability associated with the production advance is reflected in our condensed consolidated financial statements.

In November 2010, we first learned that III had obtained a judgment against us in the Regional Court in Munich, Germany, seeking payments of approximately €2,300,000 (approximately USD $3.0 million) due under the above-referenced distribution agreement. Prior to gaining such knowledge, Fund III served upon our then chief financial officer, as required by law, what was supposed to be the English translation of the lawsuit which Fund III had filed. Instead, Fund III served upon us a translation of the Fund IV lawsuit that Fund IV intended to serve on us. Because we knew of the filing of the Fund IV case before being properly served with that case, we had already engaged German counsel to represent our interests in the Fund IV case. Since German counsel’s representation had been noted in the Fund IV case, counsel was awaiting notice from the court or opposing counsel that service of the Fund IV case had occurred. Therefore, when the Fund III case was served with a translation of the Fund IV case, we took no action since we believed this matter was already in the hands of our attorney. The failure to respond resulted in a default judgment in the Fund III case for which no proper translation has yet been received. Because of this error in translation, we are seeking to have the judgment vacated and believes we will be successful in this regard. We are of the opinion when, and if, we are required to defend the litigation, that we have strong defenses to assert, including that Phillips Sales is not obligated to Fund III thereby avoiding our guaranty obligation. We cannot predict the potential outcome.  No amounts have been recorded in our condensed consolidated financial statements in connection with the liability underlying the claim.

In November 2010, in connection with the Circuit City Stores, Inc. (“Circuit City”) bankruptcy proceedings, the Trustee of the Circuit City Liquidating Trust filed a lawsuit against us in United States Bankruptcy Court in the Eastern District of Virginia for the avoidance of payments totaling $1,155,300 as allegedly preferential transfers paid to us during the 90 days preceding the filing of the bankruptcy petition of Circuit City on November 10, 2008. We believe that we have meritorious defenses to these avoidance actions, intend to vigorously defend against them and believe that the likelihood of the avoidance actions prevailing is remote. Accordingly, we have not accrued any loss reserve related to this claim.

On January 26, 2011, Codemasters Group Holdings Limited (“Codemasters”) filed suit against us in the United States District Court for the Eastern District of Virginia, Richmond Division, seeking to enforce a settlement agreement under which Codemasters claims that $1,265,000 is due.  No answer has yet been filed.  We recognize our liability to Codemasters which has been recorded on our books but believe we are entitled to certain credits which Codemasters has not reflected in its lawsuit. It is our intent to try to resolve this matter with Codemasters.

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

Item 1A.   Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended June 30, 2010 includes a discussion of our risk factors.  Except as presented below, there have been no material changes to risk factors as previously disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on October 13, 2010.

We have a history of operating losses and negative cash flows from operating activities and we anticipate such losses and negative cash flows in future reporting periods.  Unless we are able to generate operating profits and positive cash flows from operating activities, we may not be able to continue operations in the manner we have in the past, or at all.

For the six months ended December 31, 2010 and for the fiscal years 2010 and 2009, our operating losses were $4,037,883, $4,205,300 and $11,807,405, respectively, and negative cash flows from operating activities were $1,724,228, $961,475 and $3,251,878.  We expect operating losses and negative cash flows from operating activities to continue in future reporting periods and to possibly increase from current levels if we increase expenditures for sales and marketing, license fees and general business enhancement to support efforts to grow our business.  Increase in on-going operating expenses would require us to generate significant revenues to achieve profitability.  Consequently, we cannot predict when we would achieve profitability.  Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.  If we are unable to achieve or sustain profitability in the future, we may be unable to continue our operations in the manner we have in the past, or all.

We are exposed to legal proceedings and contingent liabilities that could result in material liabilities that we have not reserved against and the incurrence of which could adversely affect our results of operations or significantly harm our business.

We are a party to various legal proceedings described in Part II, Item 1. Legal Proceedings and are subject to certain important contingent liabilities described more fully under the caption “Contingencies” in the notes to our condensed consolidated financial statements included in this report. If one or more of these legal proceedings or contingent liabilities, or others that may later arise, were to be resolved in a manner adverse to us, we could suffer losses that are material to our business, results of operations and financial condition. We have established reserves for these contingent liabilities, and certain of these contingent liabilities, if resolved at levels exceeding the reserved amounts, could have a material adverse effect on our business, results of operations and financial condition in addition to the effect of any potential monetary judgment or sanction against us.  Furthermore, any legal proceedings, regardless of the outcome, could result in substantial costs and diversion of resources that could have a material adverse effect on our business, results of operations, and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

On February 16, 2011, the Company entered into a Waiver and Forbearance Agreement (each, a “Waiver Agreement” and collectively, the “Waiver Agreements”) with the holders of the Notes (see Note 6).  Pursuant to the Waiver Agreements, the holders of the Notes waived their right of redemption and remedies regarding the Company’s failure to have paid the required interest and agreed to forbear from exercising all remedies available in connection with such failure until March 15, 2011. Pursuant to the Waiver Agreement, we are not required to pay the required interest until March 15, 2011 and the interest rates under the Notes increase to 15% and 29%, as applicable, from December 31, 2010 to March 15, 2011. The description of the Waiver Agreements and the terms thereof are qualified in their entirety to the full text of the form of Waiver Agreements, which is filed as an exhibit hereto and incorporated herein by reference.

Item 6.   Exhibits

Exhibit
Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
3.2(2)	First Certificate of Amendment of Amended and Restated Certificate of Incorporation.
10.1*	Form of Guarantee, dated July 7, 2010, executed by the Registrant, certain of its subsidiaries and its chairman.
10.2*	Form of General Security Agreement, dated July 12, 2010, executed by the Registrant and certain of its subsidiaries.
10.3*	Form of Waiver and Forbearance Agreement, dated February 16, 2011, between the Registrant and each holder of the Notes.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.
(2)	Incorporated by reference to an exhibit to the Quarterly Report on Form 10-Q of the Registrant filed with the Securities and Exchange Commission on November 15, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHPEAK INTERACTIVE CORPORATION

	By:	/s/ Melanie Mroz
Melanie Mroz President and Chief Executive Officer

/s/ James Huyck
James Huyck Senior Cost Accountant
(Principal Accounting Officer)
Date: February 17, 2011

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

10.1*	Form of Guarantee, dated July 7, 2010, executed by the Registrant, certain of its subsidiaries and its chairman.
10.2*	Form of General Security Agreement, dated July 12, 2010, executed by the Registrant and certain of its subsidiaries.
10.3*	Form of Waiver and Forbearance Agreement, dated February 16, 2011, between the Registrant and each holder of the Notes.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith