Form 10-Q
period 2011-03-31
SouthPeak Interactive CORP
filed 2011-05-23
CIK 1336262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

Yes  ☐      No  ☑

As of May 20, 2011, 60,788,538 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

PART I

Item 1.   Condensed Consolidated Financial Statements

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	June 30, 2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$529,836	$92,893
Accounts receivable, net of allowances of $1,567,911 and $5,700,931 at March 31, 2011 and June 30, 2010, respectively	2,680,675	3,703,825
Due from factor	1,705,336	-
Inventories	1,197,008	1,211,301
Current portion of advances on royalties	9,479,698	12,322,926
Current portion of intellectual property licenses	353,571	383,571
Related party receivables	7,895	34,509
Prepaid expenses and other current assets	622,795	695,955

Total current assets	16,576,814	18,444,980

Property and equipment, net	2,502,102	2,667,992
Advances on royalties, net of current portion	2,099,160	1,511,419
Intellectual property licenses, net of current portion	1,149,107	1,534,286
Goodwill	7,911,800	7,911,800
Deferred debt issuance costs, net	412,550	-
Intangible assets, net	7,025	17,025
Other assets	10,796	11,280

Total assets	$30,669,354	$32,098,782

Liabilities and Shareholders’ Equity

Current liabilities:
Line of credit	$-	$3,830,055
Secured convertible debt in default, net of discount	4,245,940	950,000
Warrant liability	1,914,153	-
Current portion of long-term debt	67,764	65,450
Production advance payable in default	3,687,177	3,755,104
Accounts payable	9,933,788	12,663,788
Accrued royalties	2,152,917	2,530,253
Accrued expenses and other current liabilities	5,192,308	3,781,711
Deferred revenues	151,152	325,301
Due to related parties	-	2,200
Accrued expenses - related parties	200,809	322,281

Total current liabilities	27,546,008	28,226,143

Long-term debt, net of current portion	1,493,096	1,541,081

Total liabilities	29,039,104	29,767,224

Commitments and contingencies	-	-

Shareholders’ equity:

Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2011 and June 30, 2010	-	-
Series A convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized; 5,503,833 and 5,503,833 shares issued and outstanding at March 31, 2010 and June 30, 2010, respectively; aggregate liquidation preference of $5,503,833 at March 31, 2011	550	550
Common stock, $0.0001 par value; 90,000,000 shares authorized; 60,188,536 and 59,774,370 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	6,019	5,976
Additional paid-in capital	30,848,266	31,154,835
Accumulated deficit	(29,044,331)	(28,973,325)
Accumulated other comprehensive income (loss)	(180,254)	143,522

Total shareholders’ equity	1,630,250	2,331,558
Total liabilities and shareholders’ equity	$30,669,354	$32,098,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010

Net revenues	$16,118,896	$7,538,840	$25,020,808	$34,312,441

Cost of goods sold:
Product costs	4,975,572	3,778,704	8,834,291	12,474,987
Royalties	2,721,656	3,251,395	5,953,086	9,871,028
Intellectual property licenses	88,393	95,893	280,179	315,350

Total cost of goods sold	7,785,621	7,125,992	15,067,556	22,661,365

Gross profit	8,333,275	412,848	9,953,252	11,651,076

Operating expenses:
Warehousing and distribution	328,669	327,286	677,085	934,520
Sales and marketing	1,633,499	988,226	3,504,668	6,858,902
General and administrative	1,350,875	2,665,494	5,374,272	8,754,206
Litigation costs	-	-	-	3,075,206
Gain on settlement of contingent purchase price obligation	-	(908,210)	-	(908,210)
Gain on extinguishment of accrued litigation costs	-	(3,249,610)	-	(3,249,610)
Loss (gain) on settlement of trade payables	(261,416)	4,118	(846,538)	(3,252,371)

Total operating (income) expenses	3,051,627	(172,696)	8,709,487	12,212,643

Income (loss) from operations	5,281,648	585,544	1,243,765	(561,567)

Other expenses (income):
Change in fair value of warrant liability	638,051	-	(2,424,595)	-
Interest expense, net	1,430,834	393,404	3,739,366	1,201,578
Net income (loss)	$3,212,763	$192,140	$(71,006)	$(1,763,145)

Basic income (loss) per share:	$0.06	$0.004	$(0.001)	$(0.04)
Diluted income (loss) per share:	$0.05	$0.004	$(0.001)	$(0.04)

Weighted average number of common shares outstanding - Basic	57,429,675	45,356,744	57,240,695	45,069,852
Weighted average number of common shares outstanding - Diluted	68,653,293	53,297,317	57,240,695	45,069,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHPEAK INTERACTIVE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(71,006)	$(1,763,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,430	200,191
Allowances for price protection, returns, and defective merchandise	(598,135)	(573,870)
Bad debt expense, net of recoveries	(72,557)	(23,364)
Stock-based compensation expense	333,138	551,325
Common stock issued to seller for settlement of contingent purchase price obligation	-	245,000
Common stock and warrants issued to vendor	-	104,500
Amortization of royalties and intellectual property licenses	3,508,174	6,235,905
Loss on disposal of fixed assets	-	4,839
Amortization of debt discount and issuance costs	1,406,096	-
Change in fair value of warrant liability	(2,424,595)	-
Fair market value adjustment to common stock issued for advances on royalties	(2,964)	-
Gain on settlement of trade payables	(846,538)	(3,252,371)
Gain on settlement of contingent purchase price obligation	-	(908,210)
Gain on extinguishment of accrued litigation costs	-	(3,249,610)
Changes in operating assets and liabilities:
Due to/from factor, net	(5,167,664)	-
Accounts receivable	5,156,170	582,233
Inventories	14,293	2,060,950
Advances on royalties	(1,610,876)	(5,600,173)
Related party receivables	26,614	(29,404)
Prepaid expenses and other current assets	73,160	(297,519)
Production advance payable	-	3,755,104
Accounts payable	(1,883,462)	(5,420,220)
Accrued royalties	(377,336)	2,477,615
Accrued expenses and other current liabilities	1,545,597	7,153,737
Deferred revenues	(174,149)	(2,547,339)
Accrued expenses - related parties	(121,472)	36,163

Total adjustments	(1,021,076)	1,505,482

Net cash used in operating activities	(1,092,082)	(257,663)

Cash flows from investing activities:
Purchases of property and equipment	(19,056)	(83,225)
Change in restricted cash	-	739,799
Net cash provided by (used in) investing activities	(19,056)	656,574

Cash flows from financing activities:
Proceeds from line of credit	-	23,538,071
Repayments of line of credit	(3,830,055)	(24,143,833)
Proceeds from inventory financing	3,528,237	-
Repayments of inventory financing	(3,528,237)	-
Repayments of long-term debt	(45,671)	(40,943)
Net proceeds from (repayments of) amounts due to shareholders	-	(232,440)
Net proceeds from (repayments of) amounts due to related parties	(2,200)	(111,845)
Proceeds from the issuance of subordinated convertible promissory notes	7,000,000	-
Payment of debt issuance costs	(733,959)	-
Repayments of subordinated convertible promissory notes	(450,000)	-
Proceeds from the exercise of common stock warrants	1,668	-
Advances from related parties	-	-
Proceeds from the issuance of Series A convertible preferred stock, net of cash offering costs	-	-

Net cash (used in) provided by financing activities	1,939,783	(990,990)

Effect of exchange rate changes on cash and cash equivalents	(391,702)	267,186

Net decrease in cash and cash equivalents	436,943	(324,893)
Cash and cash equivalents at beginning of the period	92,893	648,311

Cash and cash equivalents at end of the period	$529,836	$323,418

Supplemental cash flow information:
Cash paid during the period for interest	$1,224,851	$383,105
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non-cash activities:
Fair value of common stock warrant liability at issuance date	$4,338,748	$-
Fair market value adjustment to common stock issued for advances on royalties	$(641,332)	$-
Conversion of junior secured subordinated convertible promissory note to senior secured convertible note	$500,000	$-
Issuance of vested restricted stock	$41	$-
Intellectual property licenses included in accrued expenses and other current liabilities	$-	$135,000
Contingent purchase price payment obligation related to Gamecock acquisition	$-	$477,158
Decrease in goodwill with respect to finalizing purchase price allocation	$-	$55,423
Purchase of vehicle through the assumption of a note payable	$-	$73,459
Advances on royalties paid with common stock	$-	$1,035,000
Purchase of videogame development contract paid with common stock	$-	$4,000,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and for the three and nine month periods ended March 31, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (all of which are of a normal, recurring nature) considered for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.

The accounting policies followed by the Company with respect to unaudited interim financial statements are consistent with those stated in the Company’s annual report on Form 10-K. The accompanying June 30, 2010 financial statements were derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2010 filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2010.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is predicated upon, among other things, generating positive cash flows from operations and the resolution of various contingencies (see Note 11).

As of March 31, 2011, the Company had insufficient cash resources to satisfy its liabilities, many of which are past due. Further, the Company has various unresolved contingencies that could require future cash payments in excess of available funds (see Note 11).

On August 17, 2009, the Company entered into a unit production financing agreement with a producer relating to the production of certain games, of which the balance outstanding under this agreement was $4,090,612 at March 31, 2011, $403,435 of which are included in “Accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheets (see Note 5).  The Company has failed to make the required payments under this agreement.  As a result, the production advance payable is currently in default and is accruing additional production fees at $0.009 per unit (based upon 382,000 units) for each day after November 15, 2009 (approximately $1,659,000 through March 31, 2011). Given the manner in which the Company was required to enter into this agreement, the Company is contesting its liability for this obligation.

On March 15, 2011, the Company failed to pay the outstanding amount of principal, interest and late charges due on the Additional Notes (as defined below), and such failure triggered a default provision under the Additional Notes following a seven day cure period (the “Maturity Payment Default”).  The Company also failed to have a registration statement (the “Initial Registration Statement”) relating to the shares of common stock underlying the Initial Notes (as defined below) and associated warrants declared effective by March 15, 2011, and such failure triggered a default provision under the Initial Notes (the “Registration Default”).  On May 23, 2011, the Company entered into a Waiver and Amendment Agreement (the “Amendment Agreement”) with the holders of the Notes (See Note 6).  Pursuant to the Amendment Agreement, the holders of the Notes have waived the Maturity Payment Default and Registration Default, as applicable, the maturity date for the Additional Notes has been extended to December 31, 2011, and the interest rate for the Additional Notes has been increased to 29%.  The Amendment Agreement provides that the initial effectiveness deadline by which the Initial Registration Statement must be declared effective by the SEC has been extended (i) to January 31, 2012, in the event that the Initial Registration Statement is not subject to a full review by the SEC, or (ii) to April 30, 2012, in the event that the Initial Registration statement is subject to a full review by the SEC.  As a material inducement for the holders of the Additional Notes to enter into the Amendment Agreement, the Company and certain of its subsidiaries have agreed to (i) instruct its online distribution partners to remit all payments arising from sales through online gaming platforms of the electronic game “Stronghold 3” (the “Game”) to the collateral agent under the relevant security documents, (ii) remit all receivable arising from sales of the Game in Europe directly to the collateral agent, and (iii) pay the collateral agent, upon its demand, 60% of any amounts in excess of $350,000 paid to the Company under the factoring agreement between the Company and Rosenthal & Rosenthal, Inc.

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

•	reducing costs and expenses in order to reduce the Company’s ongoing working capital needs and monthly cash burn;

•	seeking to raise additional capital; and

•	applying the anticipated profits from several key game releases towards payment of its outstanding obligations.

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

Concentrations of Major Customers and Major Vendors

The Company has two customers, GameStop, and Wal-Mart, which accounted for 33%, and 18%, respectively, of consolidated gross revenues for the nine months ended March 31, 2011.  GameStop and Solutions2Go accounted for 45% and 17%, respectively, of consolidated gross accounts receivable at March 31, 2011.  For the nine months ended March 31, 2010, Wal-Mart and GameStop accounted for 21% and 20%, respectively, of consolidated gross revenues.  GameStop, Wal-Mart, and Atari accounted for 29%, 15% and 10%, respectively, of consolidated gross accounts receivable at June 30, 2010.

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

Amounts incurred related to these three vendors as of March 31, 2011 and June 30, 2010 and for the three-month and nine-month periods ended March 31, 2011 and 2010 are as follows:

	Cost of Goods Sold — Products				Accounts Payable
	For the three months ended March 31, 2011	For the three months ended March 31, 2010	For the nine months ended March 31, 2011	For the nine months ended March 31, 2010	As of March 31, 2011	As of June 30, 2010

Microsoft	$2,000,924	$552,048	$2,703,347	$3,504,488	$-	$158,592
Nintendo	$86,396	$1,732,535	$1,362,781	$5,759,074	$1,128	$-
Sony	$1,433,484	$276,256	$2,323,469	$385,043	$9,377	$449,042

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

At March 31, 2011 and June 30, 2010, accounts receivable allowances consisted of the following:

	March 31, 2011	June 30, 2010
Sales returns	$297,001	$2,634,097
Price protection	756,837	2,257,171
Doubtful accounts	498,609	771,442
Defective items	15,464	38,221

Total allowances	$1,567,911	$5,700,931

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

The Company determined that current business conditions, and the resulting decrease in the Company’s projected cash flows, constituted a triggering event which required the Company to perform interim impairment tests related to its long-lived assets and goodwill during the quarter ended March 31, 2011. The Company’s interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the testing date.  As of March 31, 2011, there was no impairment to goodwill.  The Company will continue to monitor its goodwill and indefinite-lived intangible and long-lived assets for possible future impairment.

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

Foreign Currency Translation

Foreign exchange transaction gains (losses) included in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2011 amounted to $4,326 and $68,996, respectively. Foreign exchange transaction gains (losses) for the three and nine months ended March 31, 2010 amounted to $246,892 and $254,390, respectively.

Comprehensive (Loss) Income

For the three-month and nine-month periods ended March 31, 2011 and 2010, the Company’s comprehensive loss was as follows:

	For the		For the
	Three months ended		Nine months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Net income (loss)	3,212,762	$192,140	$(71,006)	$(1,763,145)
Other comprehensive income (loss)
Change in foreign currency translation adjustment	(92,486)	176,939	(323,775)	267,186
Comprehensive income (loss)	3,120,276	$369,079	$(394,781)	$(1,495,959)

Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
	As of	Financial	Observable	Unobservable
	March	Instruments	Inputs	Inputs
	31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Advances on royalties	$551,772	$551,772	$-	$-

Total assets at fair value	$551,772	$551,772	$-	$-

Liabilities:
Warrant liability	$1,914,153	$-	$-	$1,914,153

Total liabilities at fair value	$1,914,153	$-	$-	$1,914,153

On February 23, 2010, the Company issued to a videogame publisher 3,000,000 shares of common stock as an advance on royalties, valued at $1,020,000 based on the fair market value of the Company’s common stock on the date the agreement was executed by the parties. The Company has capitalized such payment to the videogame publisher and the amount is marked-to-market on a quarterly basis. The fair value of the advances on royalties is based entirely upon quoted market prices, which is a level 1 input. The Company recorded a $641,332 decrease to the carrying amount of asset related to the periodic fair value remeasurement at March 31, 2011. During the nine months ended March 31, 2011, 44,828 shares were earned and $15,493 was expensed to “cost of goods sold – royalties,” and ($2,964) was expensed to “general and administrative” relating to the periodic fair value remeasurement. As of March 31, 2011, 2,758,861 shares of common stock, valued at $551,772, based on the fair market value of the Company’s common stock were included in advances on royalties.

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

The Company measures the fair value of the warrants at each balance sheet date, and records the change in fair value as a non-cash charge or gain to earnings each period. The warrants were valued at $1,914,153 at March 31, 2011. The Company recorded a non-cash gain of $2,424,595 due to the change in fair value of warrants during the nine months ended March 31, 2011. The fair value of the warrants at March 31, 2011 was computed using the Black-Sholes option pricing model.  The Company assumed a risk-free interest rate of 2.24%, no dividends, expected volatility of 128.62% and the remaining contractual life of the warrants of 4.3 years.

The following table is a rollforward of the fair value of the warrants, as to which fair value is determined by Level 3 inputs:

Nine Months
Ended
March 31,
Description	2011
Beginning balance	$-
Purchases, issuances, and settlements	4,338,748
Total gain included in net loss	(2,424,595)
Ending balance	$1,914,153

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

The following table sets forth the computation of basic and diluted earnings per share of common:

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010

Numerator:
Net income	$3,212,763	$192,140	$(71,006)	$(1,763,145)
Denominator:
Weighted-average shares outstanding	57,429,675	45,356,744	57,240,695	45,069,852
Effect of dilutive securities	11,223,618	7,940,573	-	-
Weighted-average shares diluted	68,653,293	53,297,317	57,240,695	45,069,852
Basic earnings per common share	$0.06	$0.004	$(0.001)	$(0.04)
Diluted earnings per common share	$0.05	$0.004	$(0.001)	$(0.04)

Dilutive securities are not included in the computation of diluted earnings per share when a company is in a loss position. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for the nine months ended March 31, 2011 and 2010, respectively, are the same. Diluted weighted average shares outstanding were 63,383,414 and 51,744,223 for the nine months ended March 31, 2011 and 2010, respectively.

2.  Inventories

Inventories consist of the following:

	March 31, 2011	June 30, 2010
Finished goods	$955,575	$1,085,433
Purchased parts and components	241,433	125,868
Total	$1,197,008	$1,211,301

3.  Line of Credit

The Company had an $8.0 million revolving line of credit facility with SunTrust Banks, Inc. (“SunTrust”) that was scheduled to mature on November 30, 2010. The line of credit bore interest at prime plus 1½%, which was 4.75% at June 30, 2010. At June 30, 2010, the Company was not in compliance with certain financial and non-financial covenants and $3,830,055 was outstanding. For the three and nine months ended March 31, 2011, interest expense relating to the line of credit was $-0- and $2,021, respectively. For the three and nine months ended March 31, 2010, interest expense related to the line of credit was $43,595 and $160,565, respectively. There was $33,284 of accrued interest at June 30, 2010.

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

Due (to) from factor consists of the following:

March 31, 2011
Outstanding accounts receivable sold to factor	$10,201,416
Cash collateral	560,401
Less: allowances	(3,462,328)
Less: advances from factor	(5,594,154)
$1,705,336

Accounts receivable totaling $10,201,416 were sold to the factor at March 31, 2011, of which the Company assumed credit risk of $343,695. The following table sets forth adjustments to the price protection and other customer allowances included as a reduction of amounts due (to) from factor:

Nine months ended March 31, 2011
Beginning balance	$-
Add: provision	(9,616,949)
Less: amounts charged against allowance	7,911,613
Ending balance	$(1,705,336)

For the three-month and nine-month periods ended March 31, 2011, interest and financing costs relating to the factoring agreement were $219,078 and $477,015, respectively.

 5.  Production Advance Payable

On August 17, 2009, the Company entered into a euro-denominated unit production financing agreement with a producer relating to the production of certain games, of which the balance outstanding under this agreement was $4,090,612 at March 31, 2011, $403,435 of which are included in “Accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheet.  Production fees relating to this production advance for the three-month and nine-month periods ended March 31, 2011 totaled $288,971, and $861,849, respectively.  The production fees for the three-month and nine-month periods ended March 31, 2011 related to the default status of the production advance, as described in the subsequent paragraph.  These amounts are included in interest and financing costs, net on the accompanying condensed consolidated statements of operations. As of March 31, 2011 and June 30, 2010, accrued and unpaid production fees totaled $2,062,769 and $1,000,392, respectively, and are included in accrued expenses and other current liabilities. The Company is obligated to pay approximately $99,000 of production fees for every month the full production advance is outstanding past its due date of November 15, 2009.  Pursuant to the agreement, the Company has assigned to the producer a portion of the net revenues related to the sale of certain games in Europe.

The Company has failed to make the required payments under this agreement.   Accordingly, the production advance payable is currently in default and is accruing production fees at $0.009 per unit (based upon 382,000 units) for each day after November 15, 2009 (approximately $1,659,000 through March 31, 2011).  Pursuant to the terms of the production financing agreement, the producer is free to exercise any rights in connection with the security interests granted. Because of several issues surrounding the facts associated with the production advance agreement, the Company is currently contesting its obligation to repay this advance.

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

On July 16, 2010, the Company repaid the $450,000 Junior Note plus accrued interest thereon with proceeds from the senior secured convertible notes. On July 16, 2010, the Company exchanged the $500,000 Junior Note issued to the Company’s chairman for a $500,000 senior secured convertible note (see discussion below). Interest expense for the three-month and nine-month periods ended March 31, 2011 related to the Junior Notes was $5,411 and $5,411, respectively. There was $-0- and $15,548 of accrued interest outstanding at March 31, 2011 and June 30, 2010, respectively.

On July 16, 2010, the Company entered into a Securities Purchase Agreement with CNH Diversified Opportunities Master Account, L.P., CNH CA Master Account, L.P., AQR Diversified Arbitrage Fund and Terry Phillips, the Company’s chairman, for the sale of $5,500,000 of senior secured convertible notes (the “Initial Notes”) and warrants. Mr. Phillips’ Initial Note was issued in exchange for a Junior Note originally issued to him on April 30, 2010. The Company received $5,000,000 in cash for $5,000,000 of the Initial Note and exchanged a $500,000 prior Junior Note for $500,000 of the Initial Note. The Initial Notes are due and payable in full on July 19, 2013 and bear interest at the rate of 10.0% per annum. Interest is payable semi-annually commencing on December 31, 2010. The Company did not make its first interest payment of $252,083 on December 31, 2010 and was in default on the Notes with respect to which default the Company entered into a Waiver Agreement with each holder of the Initial Note (see discussion regarding the waiver and forbearance agreements below). Pursuant to their respective terms, in the event of a default, the interest rate of the Initial Notes increases to 15.0% per annum until the interest is paid. Once the interest is paid, the interest rate will return to the original 10.0% per annum. The Initial Notes are senior to all obligations of the Company with the exception of the indebtedness under the Company’s Factoring Agreement with Rosenthal & Rosenthal (see Note 4). Interest expense for the three-month and nine-month periods ended March 31, 2011 was $198,611 and $450,694, respectively, and there was $147,094 of accrued interest outstanding at March 31, 2011.

The principal and interest due under the Notes are convertible at a price of $0.431 per share at the option of the holders. The Company evaluated the conversion feature of the Notes and determined that there was no beneficial conversion feature as the conversion price of $0.431 per share was greater than the fair value of the stock at the time of issuance.

On August 31, 2010, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Amended Purchase Agreement”), pursuant to which it sold an aggregate of $2,000,000 of a new series of senior secured convertible notes (the “Additional Notes”) to AQR Opportunistic Premium Offshore Fund, L.P., Advanced Series Trust, solely on behalf of the AST Academic Strategies Asset Allocation Portfolio, and Terry Phillips, the Company’s chairman. The Company received $2,000,000 in cash for $2,000,000 of the Additional Notes, of which $200,000 was paid by Terry Phillips, the Company’s chairman. The Additional Notes are due and payable in full on March 15, 2011 and bear interest at the rate of 24.0% per annum. Interest is payable on December 31, 2010 and on March 15, 2011, the maturity date. The Company did not make its first interest payment of $161,333 on December 31, 2010 and was in default on the Additional Notes as of December 31, 2010 with respect to which default the Company entered into a waiver and forbearance agreement with each holder of the Initial Note (see discussion regarding the waiver and forbearance agreements below).  Pursuant to their respective terms, in the event of a default, the interest rate of the Additional Notes increases to 29.0% per annum until the interest is paid. Once the interest is paid, the interest rate will return to the original 24.0% per annum. The Additional Notes are subject to the Pledge and Security Agreement and the Guaranty made by the Company’s subsidiaries. Interest expense for the three-month and nine-month periods ended March 31, 2011 was $142,334 and $303,667, respectively, and there was $193,267 of accrued interest outstanding at March 31, 2011.

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

As of March 31, 2011, the unamortized debt discount amounted to $3,254,060. Total amortization of the debt discount recorded as interest expense was $361,563 and $1,084,688 for the three-month and nine-month periods ended March 31, 2011, respectively.

In connection with the sale of the Initial Notes and warrants, the Company executed a Registration Rights Agreement under which it agreed to register the shares of common stock underlying the Initial Notes and warrants. The Registration Rights Agreement has been amended and currently provides that the Company file a registration statement by November 19, 2010 and to have it declared effective by January 31, 2012, if it is not subject to full review by the SEC, and by April 30, 2012, if it is subject to full review.  Failure to have the registration statement declared effective within 60 days from the prescribed effectiveness deadline constitutes a default under the Initial Notes.

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

On March 15, 2011, the Company failed to pay the outstanding amount of principal, interest and late charges due on the Additional Notes (as defined below), and such failure triggered a default provision under the Additional Notes following a seven day cure period (the “Maturity Payment Default”).  The Company also failed to have a registration statement (the “Initial Registration Statement”) relating to the shares of common stock underlying the Initial Notes (as defined below) and associated warrants declared effective by March 15, 2011, and such failure triggered a default provision under the Initial Notes (the “Registration Default”).  On May 23, 2011, the Company entered into a Waiver and Amendment Agreement (the “Amendment Agreement) with the holders of the Notes (See Note 6).  Pursuant to the Amendment Agreement, the holders of the Notes have waived the Maturity Payment Default and Registration Default, as applicable, the maturity date for the Additional Notes has been extended to December 31, 2011, and the interest rate for the Additional Notes has been increased to 29%.  The Amendment Agreement provides that the initial effectiveness deadline by which the Initial Registration Statement must be declared effective by the SEC has been extended (i) to January 31, 2012, in the event that the Initial Registration Statement is not subject to a full review by the SEC, or (ii) to April 30, 2012, in the event that the Initial Registration statement is subject to a full review by the SEC.  As a material inducement for the holders of the Additional Notes to enter into the Amendment Agreement, the Company and certain of its subsidiaries have agreed to (i) instruct its online distribution partners to remit all payments arising from sales through online gaming platforms of the electronic game “Stronghold 3” (the “Game”) to the collateral agent under the relevant security documents, (ii) remit all receivable arising from sales of the Game in Europe directly to the collateral agent, and (iii) pay the collateral agent, upon its demand, 60% of any amounts in excess of $350,000 paid to the Company under the factoring agreement between the Company and Rosenthal & Rosenthal, Inc.

The purchasers of the senior secured convertible notes and warrants were introduced to the Company by an investment bank pursuant to an engagement letter agreement with the Company. Pursuant to the engagement letter, the investment bank received a cash fee that was approximately equal to 5.0% of the aggregate proceeds raised in the financing. The Company recorded the cash fee and other direct costs incurred for the issuance of the senior secured convertible notes in aggregate of $733,959 as deferred debt issuance costs. Debt issuance costs are amortized on the straight-line method over the terms of the senior secured convertible notes, with the amounts amortized being recognized as interest expense. Amortization of deferred debt issuance costs included in interest expense for the three-month and nine-month periods ended March 31, 2011 totaled $120,132 and $321,410, respectively.

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

Under the terms of the agreement, the Company may request that Wells Fargo accept the assignment of customer purchase orders and request that Wells Fargo purchase the required materials to fulfill such purchase orders. If accepted, Wells Fargo, in turn, will retain the Company to manufacture, process, and ship the ordered goods. Wells Fargo’s aggregate outstanding funding under the agreement shall not exceed $2,000,000. As of March 31, 2011, no amounts were outstanding under the agreement. Interest expense for the three month and nine month periods ended March 31, 2011 was $61,285 and $103,355, respectively.

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

Also included in related party receivables at March 31, 2011 and June 30, 2010 is a receivable attributed to lease income. The Company leases certain office space to a company whose shareholders are also shareholders of the Company, one of whom is the Company's chairman.  At March 31, 2011 and June 30, 2010, $-0- and $7,815, respectively, was owed to the Company and is included in related party receivables.

Due to Related Parties

The Company incurred fees for broadband usage to an entity partially owned by two shareholders of the Company, one of whom is the Company’s chairman. Broadband usage fees for the three and nine months ended March 31, 2011 were $(2,225) and $11,000, respectively.  Broadband usage fees for the three and nine months ended March 31, 2010 were $8,800 and $22,000, respectively.  These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. At March 31, 2011 and June 30, 2010, $-0- and $2,200, respectively, remained as a payable to the affiliate and is included in due to related parties in the accompanying condensed consolidated balance sheets.

Accrued Expenses - Related Parties

Accrued expenses - related parties as of and for the nine months ended March 31, 2011 and the year ended June 30, 2010 are as follows:

	Nine months ended March 31, 2011	Year ended June 30, 2010
Balance at beginning of period	$322,281	$221,493
Expenses incurred:
Rent	82,500	110,000
Commissions	88,517	551,932
Cash in advance	114,260	-
Less: amounts paid	(406,749)	(561,144)
Balance at end of period	$200,809	$322,281

The Company incurred sales commissions for the marketing and sale of videogames with four affiliates of the Company’s chairman. Sales commissions for the three and nine months ended March 31, 2011 were $31,669 and $88,517, respectively. Sales commissions for the three and nine months ended March 31, 2010 were $113,096 and $378,393, respectively. These amounts are included in sales and marketing in the accompanying condensed consolidated statements of operations.

Cash in Advance - Related Party

On December 30, 2010, the Company received $210,623 cash in advance for goods not yet delivered from an affiliate of the Company’s chairman.  At March 31, 2011, $114,260 was included in accrued expenses – related parties in the accompanying condensed consolidated balance sheets and will be recognized as revenue when the goods are delivered.

Lease - Related Parties

The Company leases certain office space from a company whose shareholders are also shareholders of the Company, one of whom is the Company’s chairman.  Related party lease expense was $27,500 and $82,500 for the three months and nine months ended March 31, 2011, respectively.    Related party lease expense was $27,500 and $82,500 for the three and nine months ended March 31, 2010, respectively.   These amounts are included in the general and administrative expense in the accompanying condensed consolidated statements of operations. The lease expires on December 31, 2013.

The Company leases certain office space to a company whose shareholders are also shareholders of the Company, one of whom is the Company’s chairman.  Related lease income was $3,973 and $11,788 for the three months and nine months ended March 31, 2011, respectively.  Related lease income was $3,907 and $11,722 for the three and nine months ended March 31, 2010, respectively.  These amounts are included in general and administrative expense in the accompanying condensed consolidated statements of operations.  The lease expires on January 31, 2014.

9.  Commitments

Total future minimum commitments are as follows:

	Software	Office
	Developers	Lease	Total
For the year ending June 30,

2011 (three months ended June 30, 2011)	$300,000	$36,214	$336,214
2012	1,794,410	144,857	1,939,267
2013	-	124,524	124,524
2014	-	55,000	55,000
2015	-	-	-
Total	$2,094,410	$360,595	$2,455,005

Total future commitments pursuant to vendor settlement agreements are as follows:

Vendor
Payments
For the year ending June 30,

2011 (three months ended June 30, 2011)	$220,834
2012	-
2013	-
2014	-
2015	-
Total	$220,834

10.  Stock-based Compensation

In May 2008, the Company’s board of directors and its shareholders approved the 2008 Equity Incentive Compensation Plan (the “2008 Plan”) for the grant of stock awards, including restricted stock and stock options, to officers, directors, employees and consultants.  The 2008 Plan expires in May 2018. Shares available for future grant as of March 31, 2011 and June 30, 2010 were 847,324 and 919,372, respectively, under the 2008 Plan.

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

The assumptions used in the Black-Scholes option pricing model to value the Company’s option grants to employees and non-employees were as follow:

	For the nine months ended March 31, 2011	For the nine months ended March 31, 2010
Risk-free interest rate	1.60 – 3.30%	2.20 – 3.85%
Weighted-average volatility	150.31 - 157%	160.78 – 166.29%
Expected term	5.5 – 8.7 years	5.5 - 9.4 years
Expected dividends	0.0%	0.0%

The following table summarizes the stock-based compensation expense resulting from stock options and restricted stock in the Company’s consolidated statements of operations:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	For the nine months ended March 31, 2011	For the nine months ended March 31, 2010
Sales and marketing	$20,075	$19,940	$29,584	$59,758
General and administrative	98,780	171,465	303,554	491,567
Total stock-based compensation expense	$118,855	$191,405	$333,138	$551,325

As of March 31, 2011, the Company’s unrecognized stock-based compensation for stock options issued to employees and non-employee directors was approximately $278,250 and will be recognized over a weighted average of 2.0 years.  The Company estimated a 5.0% forfeiture rate related to the stock-based compensation expense calculated for employees and non-employee directors.

The following table summarizes the Company’s stock option activity for employees, non-employee directors, and non-employees for the nine months ended March 31, 2011:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2010	2,882,128	$1.16	-	$-
Activity for the nine months ended March 31, 2011
Granted	776,500	0.28	9.42	4,400
Exercised	-	-	-	-
Forfeited, cancelled or expired	898,103	0.82	8.46	-
Outstanding as of March 31, 2011	2,760,525	0.89	8.31	4,400
Exercisable as of March 31, 2011	1,093,353	1.30	7.72	-
Exercisable and expected to be exercisable	2,629,142	0.91	8.27	3,819

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price ($0.20 per share) as of March 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes the Company’s restricted stock activity for the nine months ended March 31, 2011:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of June 30, 2010	1,085,000	$0.37
Activity for the nine months ended March 31, 2011
Granted	195,651	0.23
Vested	402,999	0.41
Forfeited, cancelled or expired	2,000	1.20
Outstanding as of March 31, 2011	875,652	0.32
Vested as of March 31, 2011	516,499	0.79

As of March 31, 2011, the Company’s unrecognized stock-based compensation for restricted stock issued to employees and non-employee directors was approximately $211,535 and will be recognized over a weighted average of 1.5 years.

11.  Contingencies

On October 27, 2008, Gamecock was served with a demand for arbitration by a developer alleging various breaches of contract related to a publishing agreement entered into between Gamecock and the developer on December 12, 2007. The developer is seeking an award of $4,910,000, termination of the agreement, exclusive control of the subject videogame, and discretionary interest and costs. Gamecock has responded stating that the developer’s attempts to terminate the publishing agreement constitute wrongful termination of the agreement and breach of the agreement. Gamecock has also filed a counterclaim against the developer seeking the return of approximately $5.9 million in advances on royalties in the event the publishing agreement is terminated.  The developer has filed a supplemental demand for arbitration concerning royalty payments due under a separate publishing agreement and is seeking an award of $41,084.  An arbitration scheduled for January 2010 has been put on hold pending possibility of settlement.  As of March 31, 2011, the Company believes it has accrued sufficient amounts to cover potential losses related to this matter.  The Company’s management currently believes that resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.  A settlement agreement has been executed which will result in no liability to Gamecock upon payment of $80,000 to the developer.

In February 2010, the Company, SouthPeak Interactive, L.L.C., and Gamecock were served with a complaint by TimeGate Studios, Inc., or TimeGate, alleging various breach of contract and other claims related to a publishing agreement, or the Publishing Agreement, entered into between Gamecock and TimeGate in June 2007.  TimeGate is seeking the return of all past and future revenue generated from the videogame related to the Publishing Agreement, an injunction against the Company and its subsidiaries, damages to be assessed, and discretionary interest and costs. This case was referred to an arbitrator and an arbitration proceeding is now pending.  Based upon the current status of the arbitration, the Company is of the opinion that it has no exposure in connection with this claim.

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

In October 2010, BVT Games Fund IV Dynamic GmbH & Company (“Fund IV”), an investment fund based in Germany that finances the development of video games, sued the Company in the Regional Court in Munich, Germany to recover funds advanced to the Company to manufacture two titles for which a sister fund, BVT Games Fund III Dynamic GmbH & Company (“Fund III”), had financed the development through a third-party publisher. A distribution agreement existed for these titles with Phillips Sales, Inc. and not the Company although the Company had guaranteed the obligations of Phillips Sales, Inc. In this litigation, Fund IV is seeking €3,115,341 (approximately USD $4.1 million) plus interest. The Company is actively contesting this litigation and has multiple defenses. The liability associated with the production advance is reflected in the Company’s condensed consolidated financial statements.

In November 2010, the Company first learned that Fund III had obtained a judgment against the Company in the Regional Court in Munich, Germany, seeking payments of approximately €2,300,000 (approximately USD $3.0 million) due under the above-referenced distribution agreement. Prior to gaining such knowledge, Fund III served upon the Company’s then chief financial officer what was supposed to be the English translation of the lawsuit which Fund III had filed. Instead, Fund III served upon the Company a translation of the Fund IV lawsuit that Fund IV intended to serve on the Company. Because the Company knew of the filing of the Fund IV case before being properly served with that case, the Company had already engaged German counsel to represent its interests in the Fund IV case. Since German counsel’s representation had been noted in the Fund IV case, counsel was awaiting notice from the court or opposing counsel that service of the Fund IV case had occurred. Therefore, when the Fund III case was served with a translation of the Fund IV case, the Company took no action since it believed this matter was already in the hands of its attorney. The failure to respond resulted in a default judgment in the Fund III case for which no proper translation has yet been received. In addition, service on the chief financial officer was also deficient as a matter of law. Because of this error in translation and improper service, the Company is seeking to have the judgment vacated and believes it will be successful in this regard. The Company is of the opinion when, and if, it is required to defend the litigation, that it has strong defenses to assert, including that Phillips Sales is not obligated to Fund III thereby avoiding the Company’s guaranty obligation. The Company cannot predict the potential outcome.  No amounts have been recorded in the Company’s condensed consolidated financial statements in connection with the liability underlying the claim.

On January 26, 2011, Codemasters Group Holdings Limited filed suit against the Company in the United States District Court for the Eastern District of Virginia, Richmond Division, seeking to enforce a Settlement Agreement under which Codemasters claims that $1,265,000 plus interest thereon is due. The suit was dismissed on April 8, 2011. The Company recognizes its liability to Codemasters which has been recorded on its condensed consolidated financial statements but believes it is entitled to certain credits which Codemasters has not reflected in its lawsuit. It is the Company's intent to try to resolve this matter with Codemasters.

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

On September 3, 2010, the Company, Terry Phillips, the Company’s chairman, and Melanie Mroz, the Company’s CEO,  received Wells Notices from the staff of the Securities and Exchange Commission advising that the staff will recommend to the Securities and Exchange Commission that cease and desist orders issue for alleged violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 12b-20 and 13a-13 adopted under this act.  In addition, the staff has alleged violations by Mr. Phillips and Ms. Mroz of Rule 13b-2 and Rule 13a-14 by Ms. Mroz. These alleged violations result from the facts underlying the need to file an amended Form 10Q/A for the fiscal quarter ended March 31, 2009.   On April 21, 2011, the Company and Terry Phillips settled with the SEC without admitting any wrong doing.  All violations attributable to Ms. Mroz were dismissed.  Mr. Phillips agreed to pay a $50,000 civil penalty pursuant to Section 21(d)(3) of the Exchange Act.

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

12.  Gain on Settlement of Trades Payables

The gain on the settlement of trade payables at less than recorded values results from negotiations with various unsecured creditors for the settlement and payment of the trade payable at amounts less than that the recorded liability. For the nine months ended March 31, 2011, the Company’s gain on settlement of trade payables was as follows:

	Net Trade Payables Settled	Other Assets Acquired/ Liabilities Assumed	Payments in Cash	Payments in Equity	Forgiveness of Debt

Vendor 1	$12,000	$-	$(10,000)	$-	$2,000
Vendor 2	1,064,848	-	(481,726)	-	583,122
Vendor 3	251,979	-	(173,610)	-	78,369
Vendor 4	16,674	-	(13,000)	-	3,674
Vendor 5	61,016	-	(31,490)	-	29,526
Vendor 6	208,024	-	(150,000)	-	58,024
Vendor 7	52,735	-	(40,000)	-	12,735
Vendor 8	145,385	-	(75,000)	-	70,385
Vendor 9	10,282	-	(1,579)	-	8,703
	$1,822,943	$-	$(976,405)	$-	$846,538

For the nine months ended March 31, 2010, the Company’s gain on settlement of trade payable was as follows:

	Net Trade Payables Settled	Other Assets Acquired/ Liabilities Assumed	Payments in Cash	Payments in Equity	Forgiveness of Debt

Vendor 1 (1)	$6,418,334	$(1,422,334)	$(2,000,000)	$-	$2,996,000
Vendor 2 (2)	250,000	-	(50,000)	(104,500)	95,500
Vendor 3	232,347	-	(67,358)	-	164,989
Vendor 4	49,384	-	-	-	49,384
Vendor 5	185,549	(239,051)	-	-	(53,502)
	$7,135,614	$(1,661,385)	$(2,117,358)	$(104,500)	$3,252,371

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

13.  Additional Financial Statement Information

Accrued expenses and other current liabilities consist of the following:

	March 31,	June 30,
	2011	2010

Accrued expenses	$1,618,132	$1,700,208
Reserve for marketing development funds (MDF)	379,735	344,210
Commissions	333,194	161,678
Guaranteed royalty payments	-	135,000
Accrued payroll and payroll taxes	80,594	266,740
Customer cash in advance deposits	223,234	31,793
Accrued interest	2,491,997	1,062,200
Other	65,422	79,882

	$5,192,308	$3,781,711

No other items accounted for greater than five percent of total current liabilities as of March 31, 2011 or June 30, 2010.

14.  Subsequent Events

On April 8, 2011, Codemasters dismissed the case it had filed and accepted the Company’s defense that the court in which the case was filed did not have the authority to consider the claim over the objection of the Company.

On April 21, 2011, the Company and Terry Phillips settled with the SEC without admitting any wrong doing.  All violations attributable to Ms. Mroz were dismissed.  Mr. Phillips agreed to pay a $50,000 civil penalty pursuant to Section 21(d)(3) of the Exchange Act.

On April 22, 2011, the Company received notice from a video game publisher of its intent to terminate a co-publishing and distribution agreement that had been entered into for various video game titles.  The party subsequently entered into an agreement with another distributor for certain of the titles under contract with the Company.  As of March 31, 2011, the Company had $552,000 in advances on royalties on its balance sheet related to these yet un-released titles.  The Company strongly believes that the publisher’s attempt terminate the contract is without merit.  The Company filed a complaint against the publisher on May 13, 2011 in the Superior Court of California, San Francisco County seeking injunctive and declaratory relief.  If the Company is unsuccessful in securing its rights under the agreement, it would be required to write-off the advances, which were granted in the form of Company stock.  This would result in an adjustment to Additional Paid in Capital as the publisher would be required to return the stock granted as part of the advance.  No additional liabilities would result.

Please see Note 1 for information regarding additional subsequent events.

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

Third Quarter 2011 Releases

We released the following videogames in the three months ended March 31, 2011:

Title	Platform	Date Released
Two Worlds II	X360 , PS3	January 25, 2011

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

Consolidated Results of Operations

The following table sets forth our results of operations expressed as a percentage of net revenues for the three months and nine months ended March 31, 2011 and 2010:

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010

Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of goods sold:
Product costs	30.9%	50.1%	35.3%	36.4%
Royalties	16.9%	43.1%	23.8%	28.8%
Intellectual property licenses	0.5%	1.3%	1.1%	0.8%
Total cost of goods sold	48.3%	94.5%	60.2%	66.0%

Gross profit	51.7%	5.5%	39.8%	34.0%

Operating expenses:
Warehousing and distribution	2.0%	4.3%	2.7%	2.7%
Sales and marketing	10.1%	13.1%	14.0%	20.0%
General and administrative	8.4%	35.4%	21.5%	25.5%
Restructuring costs	-%	-%	-%	-%
Transaction costs	-%	-%	-%	-%
Litigation costs	-%	-%	-%	9.0%
Gain on settlement of contingent purchase price obligation	-%	(12.0)%	-%	(2.6)%
Gain on extinguishment of accrued litigation costs	-%	(43.1)%	-%	(9.5)%
Gain on settlement of trade payables	(1.6)%	-%	(3.4)%	(9.5)%
Total operating (income) expenses	18.9%	(2.3)%	34.8%	35.6%

Income (loss) from operations	32.8%	7.8%	5.0%	(1.6)%

Other expenses (income):
Change in fair value of warrant liability	4.0%	-%	(9.7)%	-%
Interest expense, net	8.9%	5.3%	14.9%	3.5%

Net income (loss)	19.9%	2.5%	(0.2)%	(5.1)%

Three Months Ended March 31, 2011 and 2010

Net Revenues. Net revenues for the three months ended March 31, 2011 were $16,118,896, an increase of $8,580,056, or 113.8%, from net revenues of $7,538,840 for the three months ended March 31, 2010. The increase in net revenues was primarily driven by the release of Two Worlds II, which totaled over $16,800,000 in gross revenues during the three months ended March 31, 2011 versus the three months ended March 31, 2010.  For the three months ended March 31, 2011, the number of videogame units sold increased to approximately 547,000, an increase of 12,000 units from 535,000 sold in the prior period. Average net revenue per videogame unit sold increased 109.1%, from $14.09 to $29.47 for the three months ended March 31, 2010 and 2011, respectively. This average increase in price per unit is due to sales of Two Worlds II which has a wholesale price averaged over $46.00 per unit during the three months ended March 31, 2011 versus the prior period.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2011 increased to $7,785,621, up $659,629, or 9.3%, from $7,125,992 for the prior period. Product costs for the three months ended March 31, 2011 increased $1,196,868, or 31.7%, from the comparable period in 2010.  This increase was primarily driven by an increase in sales of platform titles on the X360 and PS3 as opposed to sales of PC and NDS games in the prior period.  The cost of royalty expense for the three months ended March 31, 2011 was $2,721,656, a decrease of 16.3%, from royalty expense of $3,251,395 for the three months ended March 31, 2010.  This decrease is primarily attributable to distribution deals in 2010 which required a higher royalty expense per unit compared to 2011.

Gross Profit.  For the three months ended March 31, 2011 and 2010, gross profit increased to $8,333,275 from $412,848, or 1,918.5%. Gross profit margin increased to approximately 51.7% for the three months ended March 31, 2011 from 5.5% in the same period in 2010. The increase in gross profit is attributed to the successful release of Two Worlds II during the three months ended March 31, 2011 versus the prior period.

Warehousing and Distribution Expenses.  For the three months ended March 31, 2011 and 2010, warehousing and distribution expenses were $328,669 and $327,286, respectively, resulting in an increase of 0.4%. This increase is primarily attributed to slightly more units being shipped in 2011.

Sales and Marketing Expenses. For the three months ended March 31, 2011, sales and marketing expenses increased 65.3% to $1,633,499 from $988,226 for the three months ended March 31, 2010. This increase is primarily due to the marketing expenses on Two Worlds II.  Sales and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes.

Gain on Settlement of Trade Payables.  For the three months ended March 31, 2011 and 2010, the gain on settlement of trade payables was $261,416 and $4,118, which was the result of negotiating a final payment with our third party warehouse in the quarter.

General and Administrative Expenses.  For the three months ended March 31, 2011, general and administrative expenses decreased $1,314,619 to $1,350,875 from $2,665,494 for the prior period. Wages included in general and administrative expenses decreased from $935,018 for the three months ended March 31, 2010 to $552,855 for the three months ended March 31, 2011, a decrease of 40.9%.  Professional fees decreased 67.3% from $551,807 for the three months ended March 31, 2010 to $180,463 for the three months ended March 31, 2011, as a result of a decrease in legal fees for the quarter. Travel and entertainment expenses were $88,501 for the three months ended March 31, 2010, as compared to $50,103 for the three months ended March 31, 2011.  General and administrative expenses as a percentage of net revenues decreased, to approximately 8.1% for the three months ended March 31, 2011 from 35.4% for the prior period.  In addition, for the three months ended March 31, 2011, general and administrative expenses includes $98,780 for noncash compensation related to employee stock options and restricted stock granted, a decrease of $72,685, or 42.4%, from the comparable period in 2010.

Operating Income (Loss). For the three months ended March 31, 2011, our operating income was $5,281,648, an increase of $4,696,104, or 802.0%, over operating income of $585,544 for the prior period.

Change in Fair Value of Warrant Liability. We are required to classify the fair value of certain warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This revaluation resulted in a loss of $638,051, which we recorded to operations during the three months ended March 31, 2011.

Interest and Financing Costs.  For the three months ended March 31, 2011, interest and financing costs increased to $1,430,834 from $393,404 for the prior period due to additional interest due related to our factoring and inventory financing agreement. Amortization of debt issuance costs amounted to $120,131 for the three months ending March 31, 2011. Interest attributed to the secured convertible debt totaled $335,533 and amortization of the secured convertible debt discount was $361,562 for the three months ending March 31, 2011. Interest associated with the production advance payable totaled $288,971 for the three months ending March 31, 2011.

Net Income (Loss). For the three months ended March 31, 2011, our net income was $3,212,763, an increase of $3,020,623, or 1,572.1%, over net income of $192,140 for the prior period.

Nine Months Ended March 31, 2011 and 2010

Net Revenues. Net revenues for the nine months ended March 31, 2011 were $25,020,808, a decrease of $9,291,633, or 27.1%, from net revenues of $34,312,441 for the nine months ended March 31, 2010. The decrease in net revenues was primarily driven by an overall $17,700,000 decrease in gross revenue due to the decrease in the number of videogame units sold in the first and second fiscal quarters of this year during the nine months ended March 31, 2011 versus the nine months ended March 31, 2010.  For the nine months ended March 31, 2011, the number of videogame units sold decreased to approximately 1,146,000, a decrease of 771,000 units from 1,917,000 sold in the prior period. Average net revenue per videogame unit sold increased 22.0%, from $17.90 to $21.83 for the nine months ended March 31, 2010 and 2011, respectively. This average increase in price per unit is due to sales of Two Worlds II which had a 49.99 wholesale price during the nine months ended March 31, 2011 versus the prior period.

Cost of Goods Sold.  Cost of goods sold for the nine months ended March 31, 2011 decreased to $15,067,556, down $7,593,809, or 33.5%, from $22,661,365 for the prior period. Product costs for the nine months ended March 31, 2011 decreased $3,640,696, or 29.2%, from the comparable period in 2010.  This decrease was primarily driven by a decrease in the number of units sold from 2011 to 2010.  The cost of royalty expense for the nine months ended March 31, 2011 was $5,953,086, a decrease of 39.7%, from royalty expense of $9,871,028 for the nine months ended March 31, 2010. This decrease is primarily attributable to distribution deals in 2010 which required a higher royalty expense per unit compared to 2011.

Gross Profit.  For the nine months ended March 31, 2011 and 2010, gross profit decreased to $9,953,252 from $11,651,076, or 14.6%. Gross profit margin increased to approximately 39.8% for the nine months ended March 31, 2011 from 34.0% in the same period in 2010. The increase in gross profit margin is attributed to the release of Two Worlds II which has a higher profit margin than the other titles released in 2010 during the nine months ended March 31, 2011 versus the prior period.

Warehousing and Distribution Expenses.  For the nine months ended March 31, 2011 and 2010, warehousing and distribution expenses were $677,085 and $934,520, respectively, resulting in a decrease of 27.5%. This decrease is primarily attributed to the decrease in the number of units shipped in 2011.

Sales and Marketing Expenses. For the nine months ended March 31, 2011, sales and marketing expenses decreased 48.9% to $3,504,668 from $6,858,902 for the nine months ended March 31, 2010. This decrease is primarily due to higher marketing budgets for Section 8 and My Baby First Steps released in fiscal year 2010.  Sales and marketing costs vary on a videogame by videogame basis depending on market conditions and consumer demand, and do not necessarily increase or decrease proportionate to sales volumes.

Gain on Settlement of Trade Payables.  For the nine months ended March 31, 2011 and 2010, the gain on settlement of trade payables was $846,538 and $3,252,371.

General and Administrative Expenses.  For the nine months ended March 31, 2011, general and administrative expenses decreased $3,379,934 to $5,374,272 from $8,754,206 for the prior period. Wages included in general and administrative expenses decreased from $2,916,712 for the nine months ended March 31, 2010 to $1,913,304 for the nine months ended March 31, 2011, a decrease of 34.4%.  Professional fees decreased 50.2% from $2,462,368 for the nine months ended March 31, 2010 to $1,225,328 for the nine months ended March 31, 2011, as a result of fewer legal fees incurred during the nine months ended March 31, 2011. Travel and entertainment expenses were $203,653 for the nine months ended March 31, 2010, as compared to $200,247 for the nine months ended March 31, 2011.  General and administrative expenses as a percentage of net revenues decreased, to approximately 20.9% for the nine months ended March 31, 2011 from 25.5% for the prior period.  In addition, for the nine months ended March 31, 2011, general and administrative expenses includes $303,554 for noncash compensation related to employee stock options and restricted stock granted, a decrease of $188,013, or 38.2%, from the comparable period in 2010.

Operating Income (Loss). For the nine months ended March 31, 2011, our operating income was $1,243,765, an increase of $1,805,332, over operating loss of $561,567 for the prior period.

Change in Fair Value of Warrant Liability. We are required to classify the fair value of certain warrants issued as a liability, with subsequent changes in fair value to be recorded as income (loss) on change in fair value of warrant liability. The fair value of the warrants is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This revaluation resulted in a gain of $2,424,595, which we recorded to operations during the nine months ended March 31, 2011.

Interest and Financing Costs.  For the nine months ended March 31, 2011, interest and financing costs increased to $3,739,366 from $1,201,578 for the prior period due to a new factoring agreement and inventory financing agreement. Amortization of debt issuance costs amounted to $321,409 for the nine months ending March 31, 2011. Interest attributed to the secured convertible debt totaled $754,361 and amortization of the secured convertible debt discount was $1,084,687 for the nine months ending March 31, 2011. Interest associated with the production advance payable totaled $861,849 for the nine months ending March 31, 2011.

Net Income (Loss). For the nine months ended March 31, 2011, our net loss was $76,001, an increase of $1,692,139, over net loss of $1,763,145 for the prior period.

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

Liquidity and Capital Resources

Our primary cash requirements have been to fund (i) the development, manufacturing and marketing of our videogames, (ii) working capital, and (iii) capital expenditures. Historically, we have met our capital needs, including working capital, capital expenditures and commitments, through our operating activities, our credit arrangements, through the sale of our equity securities, and, prior to the reverse acquisition, loans from related parties and our shareholders.  Our cash and cash equivalents were $529,836 at March 31, 2011 and $92,893 at June 30, 2010.

Factoring Agreement. On July 12, 2010, we entered into a factoring agreement (the “Factoring Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal  & Rosenthal”).  Under the Factoring Agreement, we agreed to sell receivables arising from sales of inventory to Rosenthal & Rosenthal.  Under the terms of the Factoring Agreement, we are selling all of our receivables to Rosenthal & Rosenthal.  For the approved receivables, Rosenthal & Rosenthal will assume the risk of collection. We have agreed to pay Rosenthal & Rosenthal a commission of .60% of the amount payable under all of our invoices to most of our customers against a minimum commission of $30,000 multiplied by the number of months in a contract period, with the first period being 12 months and the second 7 months.  All payments received by Rosenthal & Rosenthal are payable to us after amounts due to Rosenthal & Rosenthal are satisfied.  Under the Factoring Agreement, we have the right to borrow against payments due us at the rate of 65% of credit approved receivables.  The borrowing rate against non-credit approved receivables is subject to negotiation. The interest rate on borrowings is equal to the greater of prime plus 1.5% per annum or 6.5% per annum.  A $10,000,000 loan cap applies against our borrowings, which is subject to an increase of up to $3,000,000 if shareholders’ equity increases.  The initial term of the Factoring Agreement ends on February 28, 2012.  At March 31, 2011, $5,594,000 was due to Rosenthal & Rosenthal under the Factoring Agreement.

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

At March 31, 2011 and June 30, 2010, amounts due from our three largest customers comprised approximately 64% and 54% of our gross accounts receivable balance, respectively. We believe that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience, although we actively monitor each customer’s credit worthiness and economic conditions that may impact our customers’ business and access to capital. We continue to monitor the lagging economy, the global contraction of credit markets and other factors as they relate to our customers in order to manage the risk of uncollectible accounts receivable.

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

On August 31, 2010, we entered into an Amended and Restated Securities Purchase Agreement, pursuant to which we sold an aggregate of $2,000,000 of a new series of senior secured convertible promissory notes (the “Additional Notes” and together with the Initial Notes, the “Notes”) to AQR Opportunistic Premium Offshore Fund, L.P., Advanced Series Trust, solely on behalf of the AST Academic Strategies Asset Allocation Portfolio, and Terry Phillips, our chairman.  We received $2,000,000 in cash for $2,000,000 of the Additional Notes, of which $200,000 was paid by Mr. Phillips.

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

On March 15, 2011, we failed to pay the outstanding amount of principal, interest and late charges due on the Additional Notes (as defined below), and such failure triggered a default provision under the Additional Notes following a seven day cure period (the “Maturity Payment Default”).  We also failed to have a registration statement (the “Initial Registration Statement”) relating to the shares of common stock underlying the Initial Notes (as defined below) and associated warrants declared effective by March 15, 2011, and such failure triggered a default provision under the Initial Notes (the “Registration Default”).  On May 23, 2011, we entered into a Waiver and Amendment Agreement (the “Amendment Agreement) with the holders of the Notes (See Note 6).  Pursuant to the Amendment Agreement, the holders of the Notes have waived the Maturity Payment Default and Registration Default, as applicable, the maturity date for the Additional Notes has been extended to December 31, 2011, and the interest rate for the Additional Notes has been increased to 29%.  The Amendment Agreement provides that the initial effectiveness deadline by which the Initial Registration Statement must be declared effective by the SEC has been extended (i) to January 31, 2012, in the event that the Initial Registration Statement is not subject to a full review by the SEC, or (ii) to April 30, 2012, in the event that the Initial Registration statement is subject to a full review by the SEC.  As a material inducement for the holders of the Additional Notes to enter into the Amendment Agreement, the Company and certain of its subsidiaries have agreed to (i) instruct its online distribution partners to remit all payments arising from sales through online gaming platforms of the electronic game “Stronghold 3” (the “Game”) to the collateral agent under the relevant security documents, (ii) remit all receivable arising from sales of the Game in Europe directly to the collateral agent, and (iii) pay the collateral agent, upon its demand, 60% of any amounts in excess of $350,000 paid to us under the factoring agreement between us and Rosenthal & Rosenthal, Inc.

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

For the nine months ended March 31, 2011 we had net cash used in operating activities of $1,092,082, and in 2010 we had net cash used in operating activities of $257,663.

During the nine months ended March 31, 2011, investing activities resulted in net cash used of $19,056 and during the nine months ended March 31, 2010, investing activities resulted in net cash provided of $656,574.

During the nine months ended March 31, 2011, financing activities resulted in net cash provided of $1,939,783 and during the nine months ended March 31, 2010, financing activities resulted in net cash used of $990,990.

International Operations. Net revenue earned outside of North America is principally generated by our operations in Europe, Australia and Asia. For the three months ended March 31, 2011 and 2010, approximately -0-% and -0-%, respectively, of our net revenue was earned outside of the U.S. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, and in consultation with our chairman, of the effectiveness of the design and operation of our disclosure controls and procedures, to ensure that the information required to be disclosed by us in this quarterly report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and that such information required to be disclosed was accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure. Based upon this reevaluation, our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2011 as a result of the material weakness in our internal control over financial reporting identified in the paragraph above.

Changes in Internal Control over Financial Reporting

As discussed above, as of March 31, 2011, we had a material weakness in our internal control over financial reporting.

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

Remediation Steps to Address Material Weakness

During the quarter ended March 31, 2011, we continued to remediate the remaining material weakness in our internal controls over financial reporting by putting in effect further additional controls to restrict access to our automated accounting system and restricting access to our automated accounting system to only those employees under the direct supervision of our Chief Executive Officer.

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

PART II

Item 1.   Legal Proceedings

As previously reported in our Form 10-Q for the period ended December 31, 2010, on September 3, 2010, we, Terry Phillips, our chairman, and Melanie Mroz, our CEO,  received Wells Notices from the staff of the SEC advising that the staff will recommend to the SEC that cease and desist orders issue for alleged violations. On April 21, 2011, Mr. Phillips and we reached a settlement with the SEC without admitting any wrong doing.  All violations alleged to Ms. Mroz were dropped.  Mr. Phillips agreed to pay a $50,000 civil penalty pursuant to Section 21(d)(3) of the Exchange Act.

Reference is made to our Form 10-Q for the period ended December 31, 2010 for litigation filed in Germany against us, by BVT Games Fund III Dynamic GmbH & Company (“Fund III”) and BVT Games Fund IV Dynamic GmbH & Company (“Fund IV”), investment funds based in Germany that finances the development of video games.  The Fund IV litigation remains dormant as the court considers the merits of our defenses to overturn the default judgment entered in favor of Fund III.

Reference is made to our Form 10-Q for the period ended December 31, 2010 in which we reported a preference claim asserted against us by the Trustee of the Circuit City Liquidating Trust filed a lawsuit against us in United States Bankruptcy Court in the Eastern District of Virginia for the avoidance of payments totaling $1,155,300 as allegedly preferential transfers paid to us during the 90 days preceding the filing of the bankruptcy petition of Circuit City on November 10, 2008. No material events have occurred in this matter.

On January 26, 2011, Codemasters Group Holdings Limited filed suit against us in the United States District Court for the Eastern District of Virginia, Richmond Division, seeking to enforce a Settlement Agreement under which Codemasters claims that $1,265,000 plus interest thereon is due. The suit was dismissed on April 8, 2011, and remains subject to being refiled in England.  Amounts have been accrued for the liability to Codemasters. The actual amount of the liability remains in dispute.

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

For the nine months ended March 31, 2011, 2010, and 2009, our operating losses were $76,001, $4,205,300 and $11,807,405, respectively, and negative cash flows from operating activities were $1,092,082, $961,475 and $3,251,878.  We expect operating losses and negative cash flows from operating activities to continue in future reporting periods and to possibly increase from current levels if we increase expenditures for sales and marketing, license fees and general business enhancement to support efforts to grow our business.  Increase in on-going operating expenses would require us to generate significant revenues to achieve profitability.  Consequently, we cannot predict when we would achieve profitability.  Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.  If we are unable to achieve or sustain profitability in the future, we may be unable to continue our operations in the manner we have in the past, or all.

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
Melanie Mroz
President and Chief Executive Officer

/s/ James Huyck
James Huyck
Senior Cost Accountant
(Principal Accounting Officer)
Date: May 23, 2011

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.